Form 10-Q
period 2024-06-30
Vine Hill Capital Investment Corp.
filed 2024-09-27
CIK 2025396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-42267

VINE HILL CAPITAL INVESTMENT CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1794687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 E. Broward Blvd., Suite 1710 Fort Lauderdale, FL	33394
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 848-2859

Not applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	VCICU	Nasdaq Global Market
Class A ordinary shares included as part of the units	VCIC	Nasdaq Global Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	VCICW	Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 27, 2024, there were 22,000,000 shares of the Company’s Class A ordinary shares and 7,333,334 shares of the Company’s Class B ordinary shares issued and outstanding.

VINE HILL CAPITAL INVESTMENT CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED BALANCE SHEET
June 30, 2024

(UNAUDITED)

ASSETS
Deferred offering costs	$192,000
Total assets	$192,000
LIABILITIES AND SHAREHOLDER’S EQUITY
Current liabilities:
Accrued expenses	$25,000
Accrued offering costs	182,000
Sponsor loan	1,000
Total current liabilities	208,000
Shareholder’s Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,666,667 shares issued and outstanding(1)	1,000
Additional paid-in capital	24,000
Accumulated deficit	(41,000)
Total shareholder’s equity	(16,000)
Total Liabilities and Shareholder’s Equity	$192,000

(1)	Includes an aggregate of up to 1,000,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. As a result of the underwriters’ partial exercise their over-allotment option on September 12, 2024, 333,333 Class B ordinary shares were forfeited (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENT OF OPERATIONS
For the period from May 24, 2024 (inception) through June 30, 2024

(UNAUDITED)

General and administrative costs	$(41,000)
Net loss	$(41,000)
Weighted average shares outstanding, basic and diluted(1)	6,666,667
Basic and diluted net loss per share	$(0.01)

(1)	Excludes an aggregate of up to 1,000,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. As a result of the underwriters’ partial exercise their over-allotment option on September 12, 2024, 333,333 Class B ordinary shares were forfeited (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY
For the period from May 24, 2024 (inception) through June 30, 2024

(UNAUDITED)

	Class B Ordinary Shares		Additional		Total
	Shares	Amount	Paid-In Capital	Accumulated Deficit	Shareholder’s Equity
Balance as of May 24, 2024 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor(1)	7,666,667	1,000	24,000	—	25,000
Net loss	—	—	—	(41,000)	(41,000)
Balance as of June 30, 2024	7,666,667	$1,000	$24,000	$(41,000)	$(16,000)

(1)	Includes an aggregate of up to 1,000,000 Class B ordinary shares, $0.0001 par value subject to forfeiture if the over-allotment option is not exercised in full by the underwriters. As a result of the underwriters’ partial exercise their over-allotment option on September 12, 2024, 333,333 Class B ordinary shares were forfeited (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENT OF CASH FLOWS
For the period from May 24, 2024 (inception) through June 30, 2024

(UNAUDITED)

Cash Flows from Operating Activities
Net loss	$(41,000)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid directly by Founders	16,000
Changes in operating assets and liabilities:
Accrued expenses	25,000
Net cash used in operating activities	—
Net increase in cash	—
Cash – beginning of period	—
Cash – end of period	$—
Supplemental disclosure of noncash activities:
Deferred offering costs and general and administrative costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
Deferred offering costs included in accrued offering costs	$182,000
Deferred offering costs paid directly by Sponsor through loan	$1,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2024

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

Organization and General

Vine Hill Capital Investment Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on May 24, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of June 30, 2024, the Company had not yet commenced operations. All activity for the period from May 24, 2024 (inception) through June 30, 2024 relates to the Company’s formation and the proposed initial public offering (“Proposed Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Proposed Offering. The Company has selected December 31 as its fiscal year end.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Proposed Offering

The Company’s sponsor is Vine Hill Capital Sponsor I LLC (the “Sponsor”), a limited liability company formed in Delaware. The Company intends to finance its initial business combination with proceeds from the Proposed Offering of 22,000,000 Units (including 2,000,000 Units as a partial exercise of the underwriters’ over-allotment option to purchase up to an additional 3,000,000 Units) (as defined below) for a total of $220,000,000 (See Note 3) and a private placement of 5,500,000 of Private Placement Warrants (as defined below) for an aggregate of $5,500,000 (See Note 4).

Subsequent to June 30, 2024, in two closings on September 9 and 12, 2024, the Company closed on the Proposed Offering of an aggregate 22,000,000 Units at $10.00 per unit (including 2,000,000 Units from the underwriters’ partial exercise of its over-allotment option) (Note 3) and the sale of 5,500,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement with our Sponsor that closed simultaneously with the Proposed Offering on September 9, 2024 (Note 4). Upon the closing of the Proposed Offering (including the partial exercise of the underwriters’ over-allotment option) and private placement, $221,100,000 has been placed in a trust account.

The Trust Account

The funds in the trust account are to be invested only in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the trust account until the earlier of (i) the consummation of the initial business combination or (ii) the distribution of the trust account proceeds as described below. The remaining proceeds outside the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company’s amended and restated memorandum and articles of association provides that, other than the permitted withdrawals (as defined below), if any, none of the funds held in the trust account will be released until the earlier of (i) the completion of the initial business combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, of the Company (the “Public Shares”), that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would modify the substance or timing of its obligation to redeem the Public Shares in connection with the initial business combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within 21 months from the closing of the Proposed Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-initial business combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial business combination within 21 months from the closing of the Proposed Offering (subject to the requirements of law). The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Proposed Offering, although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating an initial business combination. The initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial business combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial business combination.

The Company, after signing a definitive agreement for an initial business combination, will either (i) seek shareholder approval of the initial business combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the initial business combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (net of amounts withdrawn to pay taxes, other than excise taxes, if any (“permitted withdrawals”)), or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest less permitted withdrawals. The decision as to whether the Company will seek shareholder approval of the initial business combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under Nasdaq rules.

Pursuant to the Company’s amended and restated memorandum and articles of association if the Company is unable to complete the initial business combination within 21 months from the closing of the Proposed Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned (which interest shall be net of permitted withdrawals for taxes, if any, and up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the trust account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial business combination within 21 months of the closing of the Proposed Offering. However, if the Sponsor and management team acquire Public Shares in or after the Proposed Offering, they will be entitled to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial business combination within the prescribed time period.

In the event of a liquidation, dissolution or winding up of the Company after an initial business combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, upon the completion of the initial business combination, subject to the limitations described herein.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Liquidity and Capital Resources

As of June 30, 2024, the Company had no cash balance and a working capital deficit of approximately $208,000, excluding deferred offering costs. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Subsequent to June 30, 2024, in September 2024, the Company closed on the Proposed Offering of its Class A ordinary shares and the simultaneous sale of Private Placement Warrants resulting in an increase in its liquidity. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of June 30, 2024, management has determined that the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an initial business combination will be successful.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of May 28, 2024 and for the period from May 24, 2024 (inception) to May 28, 2024 including in the Company’s prospectus for its initial public offering included in the Company’s Registration Statement on Form S-1 as filed with the SEC on August 16, 2024 as well as the audited Closing Balance Sheet as of September 9, 2024 and unaudited Pro-Forma Closing Balance Sheet as of September 9, 2024, as filed with the SEC on September 13, 2024 and September 18, 2024, respectively. The interim results for the period from May 24, 2024 (inception) to June 30, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any other future periods.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash or cash equivalents as of June 30, 2024.

Deferred Offering Costs Associated with the Proposed Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”)  340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Proposed Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Proposed Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Proposed Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares will be charged to temporary equity. Offering costs allocated to the Public and Private Placement Warrants will be charged to shareholder’s equity as Public and Private Placement Warrants after management’s evaluation will be accounted for under equity treatment. Should the Proposed Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the shares subject to redemption and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the initial public offering.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares issued and outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 1,000,000 Class B ordinary shares that are subject to forfeiture as of June 30, 2024 if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). As of June 30, 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Warrant Instruments

The Company will account for the Public and Private Placement Warrants to be issued in connection with the Proposed Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the warrant instruments under equity treatment at their assigned values. There are no Public or Private Placement Warrants currently outstanding as of June 30, 2024.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of May 24, 2024 (inception). There was no effect to the Company’s presented financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Proposed Offering

Pursuant to the Proposed Offering, in two closings on September 9, 2024 and September 12, 2024, the Company sold an aggregate 22,000,000 Units at a price of $10.00 per Unit for a total of $220,000,000 (including 2,000,000 Units as a partial exercise of the underwriters’ over-allotment option to purchase up to an additional 3,000,000 Units) (the “Units”). Each Unit consists of one Public Share and one-half of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments (see Note 7).

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments at the Proposed Offering price less the underwriting discounts and commissions. Subsequent to June 30, 2024, in September 2024, the underwriters exercised their option to purchase 2,000,000 Units and forfeited the option to purchase the remaining 1,000,000 Units. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Proposed Offering. See Note 5 regarding the related reduction for forfeited Founder Shares.

Note 4 — Private Placement

Simultaneously with the closing of the Proposed Offering on September 9, 2024, the Sponsor purchased an aggregate of 5,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments. Each Private Placement Warrant will become exercisable 30 days after the completion of the initial business combination and will expire after five years. If the initial business combination is not completed within 21 months from the closing of the Proposed Offering, the proceeds from the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Founder Shares

In May 2024, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.0033 per share) from the Sponsor to cover certain expenses on behalf of the Company. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A ordinary shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Proposed Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial business combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. In addition, prior to the closing of the initial business combination, only holders of the Founder Shares have the right to vote on the appointment or removal of directors and on continuing the company in a jurisdiction outside of the Cayman Islands. The Sponsor has agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding ordinary shares after the Proposed Offering. If the Company increases or decreases the size of the Proposed Offering, the Company will effect a share dividend or share surrender, as applicable, immediately prior to the consummation of the Proposed Offering in such amount so that the Founder Shares represent 25% of the Company’s issued and outstanding ordinary shares upon the consummation of the Proposed Offering. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial business combination. If the initial business combination is not completed within 21 months from the closing of the Proposed Offering, the Sponsor will not be entitled to rights to liquidating distributions from the trust account with respect to any Founder Shares held by it.

Subsequent to June 30, 2024, on September 12, 2024, the Company closed on the underwriters’ partial exercise of their over-allotment option to purchase 2,000,000 Units. The underwriters’ forfeited their option to purchase the remaining 1,000,000 Units. As such, 333,333 Founder Shares were forfeited, resulting in 7,333,334 Founder Shares being outstanding after the partial exercise of the underwriters’ over-allotment option.

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the initial business combination or (B) subsequent to the initial business combination (the date on which the Company consummates a transaction which results in the shareholder having the right to exchange its shares for cash, securities, or other property), in each case, subject to certain limited exceptions.

Registration Rights

The holders of Founder Shares, Private Placement Warrants (and their underlying securities) and warrants that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the Founder Shares and any Class A ordinary shares held by the initial shareholders at the completion of the Proposed Offering or acquired prior to or in connection with the initial business combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for the Proposed Offering. These holders are entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Subsequent to June 30, 2024, upon the consummation of the Company’s Proposed Offering in September 2024, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Executive Officer and Director Compensation

Subsequent to June 30, 2024, upon the consummation of the Company’s Proposed Offering in September 2024, the Company agreed to compensate each of its Chief Executive Officer and Chief Financial Officer $33,000 per month for their services prior to the consummation of the Company’s initial business combination, of which $16,500 per month would be payable on a current basis and the balance would be payable upon the completion of the Company’s initial business combination. In addition, the Company agreed to pay its Executive Director director fees of $33,000 per month, all of which would be payable upon the completion of the Company’s initial business combination.

Related Party Loans

On June 30, 2024, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummates the Proposed Offering. As of June 30, 2024, the Company had approximately $1,000 of borrowings under the Note. Subsequent to June 30, 2024, the total amount under the Note was repaid at the closing of the Proposed Offering in September 2024.

Working Capital Loans

In addition, in order to finance transaction costs in connection with the initial business combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial business combination, the Company would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $2,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Private Placement Warrants. As of June 30, 2024, the Company had no Working Capital Loans.

Note 6 — Commitments and Contingencies

Underwriting Agreement

Subsequent to June 30, 2024, in September 2024 in connection with the Proposed Offering, the Company incurred an underwriting fee of $4,000,000 to the underwriters at the closing of the Proposed Offering, with an additional fee of 1.0% of the gross offering proceeds payable only upon the Company’s completion of its initial business combination and up to 2.5% of the gross offering proceeds, which will be reduced based on the percentage of total funds from the trust account released to pay redeeming shareholders (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amounts held in the trust account solely in the event the Company completes its initial business combination. In addition, the underwriters have agreed to provide a credit to the Company at the closing of the Proposed Offering to reimburse certain of the Company’s expenses and fees in connection with the Proposed Offering.

Note 7 — Shareholder’s Equity

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share and 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the initial business combination to the extent the Company seeks shareholder approval in connection with the initial business combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of June 30, 2024, there are no Class A ordinary shares issued or outstanding.

The Sponsor has agreed to forfeit up to an aggregate of 1,000,000 Founder Shares depending on the extent to which the over-allotment option is not exercised by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding ordinary shares after the Proposed Offering. As of June 30, 2024, there were 7,666,667 Founder Shares issued and outstanding.

Subsequent to June 30, 2024, on September 12, 2024, the Company closed on the underwriters’ partial exercise of their over-allotment option for 2,000,000 Units. The underwriters’ forfeited their option to purchase the remaining1,000,000 Units. As such, 333,333 Founder Shares were forfeited, resulting in 7,333,334 Founder Shares being outstanding after the partial exercise of the underwriters’ over-allotment option.

Warrants

As of June 30, 2024, there were no Public Warrants or Private Placement Warrants outstanding. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrantholder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrantholder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors (including consideration of the market price) and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “New Issuance Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day following the effective date of the registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the New Issuance Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the New Issuance Price.

The Company did not register the Class A ordinary shares issuable upon exercise of the warrants at the time of the Proposed Offering. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial business combination, the Company will use its commercially best efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the applicable warrant agreement. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Beginning 30 days after completion of the initial business combination, the Company may redeem the outstanding Public Warrants and Private Placement Warrants for cash:

●	In whole and not in part;

●	At a price of $0.01 per warrant;

●	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout such 30 trading day period and the 30-day redemption period.

Note 8 — Subsequent Events

See Notes 1, 3, 4, 5 and 7 regarding material subsequent events as a result of the consummation of the Company’s Proposed Offering in September 2024 and the effect on liquidity, assets held in trust, shares issued and redeemable, offering expenses and Class B ordinary shares forfeited.

The Company evaluated subsequent events and transactions that occurred after June 30, 2024, the financial statement date, up to September 27, 2024, the date the financial statements were available to be issued and there were no other material subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Vine Hill Capital Investment Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Vine Hill Capital Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements as of May 28, 2024 and for the period from May 24, 2024 (inception) to May 28, 2024 including in the Company’s prospectus for its initial public offering included in the Company’s Registration Statement on Form S-1 as filed with the SEC on August 16, 2024 as well as the audited Closing Balance Sheet as of September 9, 2024 and unaudited Pro-Forma Closing Balance Sheet, respectively as of September 9, 2024, as filed with the SEC on September 13, 2024 and September 18, 2024.

Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Quarterly Report including, without limitation, statements under this Item regarding our financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Quarterly Report under “Item 1. Financial Statements.”

Overview

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company on May 24, 2024 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of the Proposed Offering and the sale of the Private Placement Warrants and the proceeds of the sale of our securities in connection with our initial business combination (pursuant to any the forward purchase agreements, backstop or similar agreements we may enter into following the consummation of the Proposed Offering or otherwise), our shares, debt or a combination of cash, equity and debt.

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors in this offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of ordinary shares are issued, which could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the equity ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As of June 30, 2024, we had no cash and negative working capital (excluding deferred offering costs) of approximately $208,000. Further, we expect to continue to incur significant costs in the pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent Developments

On September 9, 2024, the Company completed (i) its initial public offering of 20,000,000 Units at an offering price of $10.00 per Unit and (ii) a private placement of 5,500,000 Private Placement Warrants with Vine Hill Capital Sponsor I LLC at a price of $1.00 per warrant.

The net proceeds from the initial public offering, together with certain of the proceeds from the Private Placement, totaling $201,000,000 in the aggregate, were placed in a trust account with Continental Stock Transfer & Trust Company established for the benefit of the Company’s public shareholders and the underwriter of the initial public offering. Except for the withdrawal of interest earned on the amounts in the trust account to fund the Company’s taxes, or upon the redemption by public shareholders of Class A ordinary shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding Class A ordinary shares issued by the Company in the initial public offering if the Company does not consummate an initial business combination within 21 months after the closing of the initial public offering.

On September 12, 2024, the underwriters purchased 2,000,000 additional units (the “Additional Units”) at $10.00 per Additional Unit upon the closing of the partial exercise of the underwriters’ option to purchase additional units from the initial public offering, generating gross proceeds of $20,000,000. A total of $20,100,000 was deposited in the trust account, bringing the aggregate proceeds held in the trust account to $221,100,000.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering. Following the initial public offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the initial public offering. The operating costs incurred in the period from May 24, 2024 (inception) to June 30, 2024 consist primarily of accounting and auditing costs associated with our financial reporting. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the initial public offering, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the initial public offering.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the initial public offering through receipt of $25,000 from the sale of the Founder Shares and approximately $209,000 drawn down on an up to $300,000 in loans that were available from our Sponsor under an unsecured promissory note. Approximately $1,000 of such loans were outstanding as June 30, 2024. In September 2024, we closed on the initial public offering and the underwriters’ partial exercise of its overallotment option. We estimate that the net proceeds from the sale of the units in the initial public offering, including the underwriters’ partial exercise of 2,000,000 of its 3,000,000 unit over-allotment option, and the sale of the Private Placement Warrants for an aggregate purchase price of $5,500,000, after deducting offering expenses of approximately $1,000,000 and underwriting commissions of $4,000,000 (excluding deferred underwriting commissions incurred of $7,700,000, including the partial exercise of the over-allotment option), will be $222,500,000, including reimbursement from the underwriters. $221,100,000 will be held in the trust account, which includes the deferred underwriting commissions described above. The funds in the trust account will be (i) invested only in cash or U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and/or (ii) deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $100 billion or more. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the Proposed Offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of permitted withdrawals), if any, to complete our initial business combination. The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, we do not expect to have annual income tax obligations on the amount of interest and other income earned on the amounts held in the trust account. If there were any taxes payable, we would expect to pay them out of the funds in the trust account. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, our principal use of working capital will be to fund our activities to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination.

We expect our primary liquidity requirements during that period to include approximately $350,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $120,000 for office space, utilities and secretarial and administrative support; $396,000 for payments to officers; $250,000 for directors and officers insurance liability; and approximately $284,000 for working capital to cover other miscellaneous expenses (including continued listing fees). These amounts are estimates and may differ materially from our actual expenses.

In addition, we may pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

As indicated in the accompanying condensed financial statements, as of June 30, 2024, we had no cash and negative working capital (excluding deferred offering costs) of approximately $208,000. Further, we have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. In addition, in connection with the Company’s assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of June 30, 2024, management has determined that the Company’s current liquidity including access to funds from the Sponsor (its sole shareholder, see Note 4 to condensed financial statements) and the fact that the Sponsor agrees to make those funds available and has the financial wherewithal to provide such funds, is sufficient to fund the working capital needs of the Company until the earlier of the consummation of the initial public offering or a minimum of one year from the date of issuance of these financial statements.

Subsequent to June 30, 2024, in September 2024, the Company closed on the initial public offering of its Class A ordinary shares and the simultaneous sale of Private Placement Warrants resulting in an increase in its liquidity so that the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an initial business combination will be successful.

Our Sponsor, an affiliate of our Sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required to fund our working capital requirements. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. Except for the foregoing, the terms of such loans by our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, an affiliate of our Sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our Public Shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our Public Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, any backstop or similar agreements we may enter into following the consummation of the initial public offering or otherwise. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

As of June 30, 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of June 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with an affiliate of our Sponsor pursuant to which the Company pays such affiliate $10,000 per month for office space, utilities and secretarial and administrative support.

Also, commencing on September 6, 2024, the date our securities were first listed on the Nasdaq Global Market, we have agreed to compensate each of its Chief Executive Officer and Chief Financial Officer $33,000 per month for their services prior to the consummation of the Company’s initial business combination, of which $16,500 per month would be payable on a current basis and the balance would be payable upon the completion of the Company’s initial business combination. In addition, the Company agreed to pay its Executive Director director fees of $33,000 per month prior to the consummation of the Company’s initial business combination, all of which would be payable upon the completion of the Company’s initial business combination.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Management does not believe that the Company has any critical accounting estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 1A. Risk Factors

As of the date of this Quarterly Report there have been no material changes to the risk factors disclosed in our prospectus for our initial public offering included in the Company’s Registration Statement on Form S-1 as filed with the SEC on August 16, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2024, the Sponsor purchased an aggregate of 7,666,667 Founder Shares for an aggregate purchase price of $25,000 at an average purchase price of approximately $0.003 per share. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Founder Shares will automatically convert into Class A ordinary shares at the time of our initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment., as described in the Company’s Registration Statement on Form S-1 as filed with the SEC on August 16, 2024. If the we increase or decrease the size of the Proposed Offering, the Company will effect a capitalization or share repurchase or redemption or other appropriate mechanism, as applicable, with respect to Class B ordinary shares prior to the consummation of the Proposed Offering in such amount as to maintain the number of Founder Shares at 25% of the total number of Class A ordinary shares and Class B ordinary shares outstanding at such time (assuming the underwriters exercise their option to purchase additional units in full). No underwriting discounts or commissions were paid with respect to such sales.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VINE HILL CAPITAL INVESTMENT CORP.

Dated: September 27, 2024	By:	/s/ Nicholas Petruska
	Name:	Nicholas Petruska
	Title:	Chief Executive Officer
(Principal Executive Officer)