Form 10-Q
period 2024-09-30
Vine Hill Capital Investment Corp.
filed 2024-11-13
CIK 2025396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted and pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 13, 2024, there were 22,000,000 shares of the Company’s Class A ordinary shares and 7,333,334 shares of the Company’s Class B ordinary shares issued and outstanding.

VINE HILL CAPITAL INVESTMENT CORP.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet as of September 30, 2024 (Unaudited)	1

	Condensed Statements of Operations for the three months ended September 30, 2024 (Unaudited) and for the period from May 24, 2024 (inception) to September 30, 2024 (Unaudited)	2

	Condensed Statement of Changes in Shareholders’ Deficit for three months ended September 30, 2024 (Unaudited) and for the period from May 24, 2024 (inception) to September 30, 2024 (Unaudited)	3

	Condensed Statement of Cash Flows for the period from May 24, 2024 (inception) to September 30, 2024 (Unaudited)	4

	Notes to Condensed Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

Signatures		25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED BALANCE SHEET
September 30, 2024

(UNAUDITED)

ASSETS
Current Assets:
Cash and cash equivalents	$1,416,000
Prepaid expenses	274,000
Total current assets	1,690,000
Investments held in Trust Account	221,720,000
Total assets	$223,410,000
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (including approximately $39,000 of offering costs)	$64,000
Accrued expenses	67,000
Deferred compensation – related parties	55,000
Total current liabilities	186,000
Deferred legal fees	290,000
Deferred underwriting payable	7,700,000
Total liabilities	8,176,000
Commitment and contingencies
Class A ordinary shares subject to possible redemption, 22,000,000 shares at redemption value of $10.08	221,720,000
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none, excluding 22,000,000 Class A ordinary shares subject to redemption	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 7,333,334 shares issued and outstanding	1,000
Additional paid-in capital	—
Accumulated deficit	(6,487,000)
Total shareholders’ deficit	(6,486,000)
Total Liabilities and Shareholders’ Deficit	$223,410,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30, 2024	For the period from May 24, 2024 (inception) to September 30, 2024
General and administrative costs	$241,000	$282,000
Loss from operations	(241,000)	(282,000)
Other income
Income from Trust Account	620,000	620,000
Income from operating account	3,000	3,000
Credit for overallotment option liability expiration	136,000	136,000
Other income	759,000	759,000
Net income	$518,000	$477,000

Weighted average Class A ordinary shares outstanding - basic and diluted	$5,196,000	3,677,000
Class A ordinary shares - basic and diluted net income per share	$0.04	$0.05

Weighted average Class B ordinary shares outstanding -
basic	$6,804,000	6,764,000
diluted	7,333,334	7,430,770
Class B ordinary shares - basic net income per share	$0.04	$0.05
Class B ordinary shares - diluted net income per share	$0.04	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT
For the three months ended September 30, 2024 and for the period from May 24, 2024 (inception)

through September 30, 2024

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 24, 2024 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	7,666,667	1,000	24,000	—	25,000
Net loss	—	—	—	(41,000)	(41,000)
Balance as of June 30, 2024, (unaudited)	7,666,667	1,000	24,000	(41,000)	(16,000)
Issuance of 5,500,000 Private Placement Warrants	—	—	5,500,000	—	5,500,000
Estimated fair value of 11,000,000 Public Warrants issued as part of Units sold in the Offering	—	—	1,045,000	—	1,045,000
Allocated value of transaction costs to Public and Private Warrants	—	—	(46,000)	—	(46,000)
Accretion in value of Class A ordinary shares at closing of the Offering	—	—	(6,523,000)	(7,236,000)	(13,759,000)
Over-allotment option exercised	—	—	—	272,000	272,000
Founder shares forfeited on partial exercise of underwriter over-allotment option	(333,333)	—	—	—	—
Net income	—	—	—	518,000	518,000
Balance as of September 30, 2024	7,333,334	$1,000	$—	$(6,487,000)	$(6,486,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENT OF CASH FLOWS
For the period from May 24, 2024 (inception) through September 30, 2024

(UNAUDITED)

Cash flows from operating activities
Net income	$477,000
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on Trust Account	(620,000)
Credit for over-allotment liability exercised and expired	(136,000)
General and administrative expenses paid directly by Founders	16,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(274,000)
Increase in accounts payable	25,000
Increase in accrued expenses	67,000
Increase in deferred compensation – related parties	55,000
Net cash used in operating activities	(390,000)
Cash used in investing activities
Investment of cash into Trust Account	(221,100,000)
Net cash used in investing activities	(221,100,000)
Cash flows from financing activities
Proceeds from Sponsor Note	150,000
Repay Sponsor Note	(209,000)
Proceeds from sale of Units net of underwriting discounts and reimbursements	218,000,000
Proceeds from sale of Private Placement Warrants	5,500,000
Payment of offering costs	(535,000)
Net cash from financing activities	222,906,000
Net increase in cash	1,416,000
Cash – beginning of period	—
Cash – end of period	$1,416,000
Supplemental disclosure of noncash activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$9,000
Deferred underwriting payable	$7,700,000
Deferred legal fees	$290,000
Deferred offering costs included in accounts payable	$39,000
Deferred offering costs paid directly by Sponsor through the promissory note	$59,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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

As of September 30, 2024, the Company had not yet commenced operations. All activity for the period from May 24, 2024 (inception) through September 30, 2024 relates to the Company’s formation and the initial public offering (“Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Offering

The Company’s sponsor is Vine Hill Capital Sponsor I LLC (the “Sponsor”), a limited liability company formed in Delaware. The Company intends to finance its initial business combination with proceeds from the Offering of $220,000,000 of Units (as defined below) (See Note 3) and a private placement of 5,500,000 of Private Placement Warrants (as defined below) for an aggregate of $5,500,000 (See Note 4).

During September 2024, in two closings on September 9 and 12, 2024, the Company closed on the Offering of an aggregate 22,000,000 Units at $10.00 per unit (including 2,000,000 Units from the underwriters’ partial exercise of its over-allotment option) (Note 3) and the sale of 5,500,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement with our Sponsor that closed simultaneously with the Offering on September 9, 2024 (Note 4). Upon the closing of the Offering (including the partial exercise of the underwriters’ over-allotment option) and private placement, $221,100,000 has been placed in a trust account.

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

The Company’s amended and restated memorandum and articles of association provides that, other than the permitted withdrawals (as defined below), if any, none of the funds held in the trust account will be released until the earlier of (i) the completion of the initial business combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, of the Company (the “Public Shares”), that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would modify the substance or timing of its obligation to redeem the Public Shares in connection with the initial business combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within 21 months from the closing of the Offering or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-initial business combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial business combination within 21 months from the closing of the Offering (subject to the requirements of law). The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating an initial business combination. The initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on income earned on the trust account) at the time of the agreement to enter into the initial business combination. Furthermore, there is no assurance that the Company will be able to successfully effect an initial business combination.

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

Pursuant to the Company’s amended and restated memorandum and articles of association if the Company is unable to complete the initial business combination within 21 months from the closing of the Offering, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned (which interest shall be net of permitted withdrawals for taxes, if any, and up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the trust account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial business combination within 21 months of the closing of the Offering. However, if the Sponsor and management team acquire Public Shares in or after the Offering, they will be entitled to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial business combination within the prescribed time period.

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

Liquidity and Capital Resources

During September 2024, the Company closed on the Offering of its Class A ordinary shares and the simultaneous sale of Private Placement Warrants resulting in an increase in its liquidity. As of September 30, 2024, the Company had cash and cash equivalents balance of approximately $1,416,000 and working capital of approximately $1,504,000. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of September 30, 2024, management has determined that the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an initial business combination will be successful.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements as of May 28, 2024 and for the period from May 24, 2024 (inception) to May 28, 2024 including in the Company’s prospectus for its initial public offering included in the Company’s Registration Statement on Form S-1 as filed with the SEC on August 16, 2024 as well as the audited Closing Balance Sheet as of September 9, 2024 and unaudited Pro-Forma Closing Balance Sheet as of September 9, 2024, as filed with the SEC on September 13, 2024 and September 18, 2024, respectively. The interim results for the period from May 24, 2024 (inception) to September 30, 2024 are not necessarily indicative of the results to be expected for the period ending December 31, 2024 or for any other future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company’s cash equivalents included approximately $1,416,000 invested in a money market fund with a financial institution as of September 30, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the shares subject to redemption and were accounted for as a liability pursuant to ASC 480 since it was not fully exercised at the time of the Offering. Upon the partial exercise of the over-allotment option to purchase 2,000,000 Units, and the forfeiture of the remaining option to purchase 1,000,000 Units, this liability was removed and credited to over-allotment liability exercised and expired in the accompanying condensed statements of operations.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares are charged to temporary equity, offering costs allocated to the Public and Private Placement Warrants are charged to shareholders’ equity.

Offering costs amounted to approximately $10,632,000, consisting of $4,000,000 of upfront discount to the underwriters, $7,700,000 of deferred underwriting fees, and $932,000 of other offering costs, offset by a reimbursement from the underwriters of $2,000,000. Approximately $46,000 of such costs were allocated to the Public Warrants and Private Placement Warrants and the remainder, approximately $10,586,000 was allocated to Class A ordinary shares subject to redemption.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share of ordinary shares is computed by dividing net income or loss applicable to ordinary shareholders by the weighted average number of shares of ordinary shares outstanding during the period plus, to the extent dilutive, the incremental number of shares of ordinary shares to settle Warrants, as calculated using the treasury stock method.

The Company has not considered the effect of the Warrants sold in the Offering and Private Placement to purchase an aggregate of 16,500,000 Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method and are contingent on future events. As a result, diluted income per share of Class A ordinary shares is the same as basic income per share of ordinary shares for the periods presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata among the two classes of ordinary shares. Net income per share of ordinary shares is calculated by dividing the net income by the weighted average number of shares of ordinary shares outstanding during the respective period. The changes in redemption value that are accreted to Class A ordinary shares subject to redemption (see below) are representative of fair value and therefore is not factored into the calculation of earnings per share.

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended September 30, 2024		Period from May 24, 2024 (inception) to September 30, 2024
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income (loss) per share of ordinary shares:
Allocation of income (loss) –
Basic	$224,000	$294,000	$167,000	$309,000
Diluted	$—	$303,000	$—	$319,000
Denominator:
Weighted average shares of ordinary shares:
Basic	5,196,000	6,804,000	3,677,000	6,764,000
Diluted	5,196,000	7,333,334	3,677,000	7,430,770

Net income (loss) per share of ordinary shares –
Basic	$0.04	$0.04	$0.05	$0.05
Diluted	$0.04	$0.04	$0.05	$0.04

Class A Ordinary Shares Subject to Possible Redemption:

As discussed in Note 3, all of the 22,000,000 public shares sold as part of Units in the Offering (including the partial exercise of the underwriters’ over-allotment option) contain a redemption feature which allows for the redemption of public shares if the Company holds a shareholder vote or there is a tender offer for shares in connection with a Business Combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (i.e., total assets less intangible assets and liabilities) to be less than $5,000,001 upon the closing of a Business Combination.

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all Class A ordinary shares are redeemable and classified as such on the Company’s balance sheet until such time as a redemption event takes place. As of September 30, 2024, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.08 per share.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of September 30, 2024, all of the 22,000,000 public shares were classified outside of permanent equity. Class A ordinary shares subject to possible redemption consist of:

	Dollars	Shares
Gross proceeds of Offering	$220,000,000	22,000,000
Less: Proceeds allocated to Public Warrants	(1,045,000)	—
Proceeds allocated to over-allotment option	(408,000)	—
Offering costs	(10,586,000)	—
Plus: Accretion of carrying value to redemption value	13,759,000	—
Class A ordinary shares subject to possible redemption as of September 30, 2024	$221,720,000	22,000,000

Warrant Instruments

The Company has accounted for the Public and Private Placement Warrants issued in connection with the Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. There are currently Public or Private Placement Warrants currently outstanding to purchase an aggregate of 16,500,000 ordinary shares as of September 30, 2024.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Note 3 — Offering

In two closings on September 9, 2024 and September 12, 2024, the Company sold an aggregate 22,000,000 Units at a price of $10.00 per Unit for a total of $220,000,000 (including 2,000,000 Units as a partial exercise of the underwriters’ over-allotment option to purchase up to an additional 3,000,000 Units) (the “Units”). Each Unit consists of one Public Share and one-half of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments (see Note 8). The Company allocated approximately $950,000 of the Offering proceeds to the estimated fair value of the Public Warrants using a Monte Carlo model (a Level 3 input) using the following assumptions:

Share price	$10.00
Expected term (in years)	7
Volatility	4.7%
Risk free rate	3.63%

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments at the Offering price less the underwriting discounts and commissions. The Company closed on the underwriters’ exercise of their option to purchase 2,000,000 Units on September 12, 2024. The underwriters forfeited the option to purchase the remaining 1,000,000 Units. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Offering. The Company considers the overallotment option a derivative instrument and has recorded it at its estimated fair value of $408,000 in the accompanying balance sheet. The over-allotment liability was satisfied and extinguished upon the partial exercise and forfeiture in September 2024 and the relief of the liability was credited to the condensed statement of operations. Estimated fair value at inception was determined using a Black-Scholes model (a Level 3 input) using the following assumptions:

Share price	$10.00
Expected term (in years)	0.12
Volatility	7.09%
Daily treasury yield curve	5.50%

The following table shows the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Over-allotment Option liability
Fair value as of May 24, 2024 (inception)	$-
Initial measurement of over-allotment option liability as of September 9, 2024	408,000
Credit to extinguish over-allotment liability in connection with partial exercise and forfeiture	(408,000)
Fair value of over-allotment liability as of September 30, 2024	$-

See Note 5 regarding the related reduction for forfeited Founder Shares.

Note 4 — Private Placement

Simultaneously with the closing of the Offering on September 9, 2024, the Sponsor purchased an aggregate of 5,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement. Each Private Placement Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments. Each Private Placement Warrant will become exercisable 30 days after the completion of the initial business combination and will expire after five years. If the initial business combination is not completed within 21 months from the closing of the Offering, the proceeds from the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Founder Shares

In May 2024, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.0033 per share) from the Sponsor to cover certain expenses on behalf of the Company. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A ordinary shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial business combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. In addition, prior to the closing of the initial business combination, only holders of the Founder Shares had the right to vote on the appointment or removal of directors and on continuing the company in a jurisdiction outside of the Cayman Islands. The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding ordinary shares after the Offering. On September 12, 2024, the Company closed on the underwriters’ partial exercise of their over-allotment option to purchase 2,000,000 Units. The underwriters forfeited their option to purchase the remaining 1,000,000 Units. As such, 333,333 Founder Shares were forfeited, resulting in 7,333,334 Founder Shares being outstanding after the partial exercise of the underwriters’ over-allotment option at September 30, 2024. The Sponsor is not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial business combination. If the initial business combination is not completed within 21 months from the closing of the Offering, the Sponsor will not be entitled to rights to liquidating distributions from the trust account with respect to any Founder Shares held by it.

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

Registration Rights

The holders of Founder Shares, Private Placement Warrants (and their underlying securities) and warrants that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the Founder Shares and any Class A ordinary shares held by the initial shareholders at the completion of the Offering or acquired prior to or in connection with the initial business combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for the Offering. These holders are entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on the date on which the securities are first listed on the Nasdaq Global Market in September 2024, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. Approximately $8,000 was charged to operations during the three months ended September 30, 2024 and the period from May 24, 2024 (inception) to September 30, 2024 for this agreement and no amounts were payable at September 30, 2024.

Executive Officer and Director Compensation

Also, commencing on the date on which the securities are first listed on the Nasdaq Global Market, in September 2024, the Company agreed to compensate each of its Chief Executive Officer and Chief Financial Officer $33,000 per month for their services prior to the consummation of the Company’s initial business combination, of which $16,500 per month would be payable on a current basis and the balance would be payable upon the completion of the Company’s initial business combination. In addition, the Company agreed to pay its Executive Director director fees of $33,000 per month, all of which would be payable upon the completion of the Company’s initial business combination. Approximately $83,000 was charged to operations during the three months ended September 30, 2024 for these agreements including approximately $55,000 which is payable upon completion of an initial business combination, and no amounts were payable at September 30, 2024.

Related Party Loans

On July 18, 2024, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummates the Offering. During the period from May 24, 2024 (inception) to September 30, 2024, the Company borrowed approximately $209,000 under the Note (all of which was borrowed in the three months ended September 30, 2024). The total amount under the Note was repaid at the closing of the Offering in September 2024 leaving no balance outstanding at September 30, 2024.

Working Capital Loans

In addition, in order to finance transaction costs in connection with the initial business combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial business combination, the Company would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $2,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Private Placement Warrants. As of September 30, 2024, the Company had no Working Capital Loans.

Note 6 – Trust Account and Fair Value Measurement

The Company complies with FASB ASC 820, “Fair Value Measurements,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Upon the closing of the Offering and the Private Placement, a total of $221,100,000 was deposited into the Trust Account. The proceeds in the Trust Account may be invested in either U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations.

At September 30, 2024 the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at September 30, 2024.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2024 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2024 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at September 30, 2024	Quoted Price Prices in Active Markets (Level 1)
Assets:
Money market funds	$221,720,000

Note 7 — Commitments and Contingencies

Underwriting Agreement

In September 2024 in connection with the Offering, the Company incurred an underwriting fee of $4,000,000 to the underwriters at the closing of the Offering, with an additional fee of 1.0% of the gross offering proceeds payable only upon the Company’s completion of its initial business combination and up to 2.5% of the gross offering proceeds, which will be reduced based on the percentage of total funds from the trust account released to pay redeeming shareholders (the “Deferred Discount”). The Deferred Discount will become payable to the underwriters from the amounts held in the trust account solely in the event the Company completes its initial business combination. In addition, the underwriters provided a credit to the Company at the closing of the Offering to reimburse certain of the Company’s expenses and fees in connection with the Offering.

Note 8 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share and 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the initial business combination to the extent the Company seeks shareholder approval in connection with the initial business combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of September 30, 2024, after considering 22,000,000 Class A ordinary shares which are subject to possible redemption, there are no Class A ordinary shares issued or outstanding.

The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares depending on the extent to which the over-allotment option is not exercised by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding ordinary shares after the Offering. On September 12, 2024, the Company closed on the underwriters’ partial exercise of their over-allotment option for 2,000,000 Units. The underwriters forfeited their option to purchase the remaining 1,000,000 Units. As such, 333,333 Founder Shares were forfeited, resulting in 7,333,334 Founder Shares being outstanding at September 30, 2024.

Warrants

As of September 30, 2024, there were 22,000,000 Public Warrants outstanding to purchase 11,000,000 Class A ordinary shares and 5,500,000 Private Placement Warrants outstanding to purchase 5,500,000 Class A ordinary shares. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrantholder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrantholder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors (including consideration of the market price) and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “New Issuance Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day following the effective date of the registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the New Issuance Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the New Issuance Price.

The Company did not register the Class A ordinary shares issuable upon exercise of the warrants at the time of the Offering. However, the Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of the initial business combination, the Company will use its commercially best efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering, under the Securities Act, the issuance of the Class A ordinary shares issuable upon exercise of the warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the applicable warrant agreement. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will be required to use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after September 30, 2024, the financial statement date, up to the date the financial statements were available to be issued and there were no other material subsequent events.

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

Overview

We are a newly incorporated blank check company incorporated as a Cayman Islands exempted company on May 24, 2024 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of the Offering and the sale of the Private Placement Warrants and the proceeds of the sale of our securities in connection with our initial business combination (pursuant to any the forward purchase agreements, backstop or similar agreements we may enter into following the consummation of the Offering or otherwise), our shares, debt or a combination of cash, equity and debt.

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

As of September 30, 2024, we had approximately $1,416,000 of cash and cash equivalents and approximately $1,504,000 of working capital. Further, we expect to incur significant costs in the pursuit of our acquisition and financing plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

As a result of the partial exercise of the underwriters’ over-allotment option and forfeiture of their remaining option, (a) 333,333 Class B ordinary shares were forfeited resulting in 7,333,334 Class A ordinary shares outstanding at September 30, 2024 an (b) the over-allotment liability of $408,000 was extinguished and credited to the condensed statements of operations as other income.

The net proceeds from the initial public offering, together with certain of the proceeds from the Private Placement, totaling $221,100,000 in the aggregate, were placed in a trust account with Continental Stock Transfer & Trust Company established for the benefit of the Company’s public shareholders and the underwriter of the initial public offering. Except for the withdrawal of interest earned on the amounts in the trust account to fund the Company’s taxes, or upon the redemption by public shareholders of Class A ordinary shares in connection with certain amendments to the Company’s amended and restated memorandum and articles of association, none of the funds held in the trust account will be released until the completion of the Company’s initial business combination or the redemption by the Company of 100% of the outstanding Class A ordinary shares issued by the Company in the initial public offering if the Company does not consummate an initial business combination within 21 months after the closing of the initial public offering.

 Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering. Following the initial public offering, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest or dividend income on cash and cash equivalents after the initial public offering. The operating costs incurred in the period from May 24, 2024 (inception) to September 30, 2024 consist primarily of approximately $136,000 and approximately $176,000, respectively, in the three months ended September 30, 2024 and the period from May 24, 2024 (inception) to September 30, 2024, of professional costs, insurance and fees associated with our financial reporting as well as, subsequent to the Offering, executive and director compensation and fees paid to our Sponsor for administrative services aggregating approximately $91,000, approximately $55,000 of which is payable upon the closing of an initial business combination. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. Since the initial public offering, we are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses related to efforts to identify and evaluate target businesses and due diligence expenses. We expect our expenses to increase substantially since the closing of the initial public offering.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the initial public offering through receipt of $25,000 from the sale of the Founder Shares and approximately $209,000 drawn down on an up to $300,000 in loans that were available from our Sponsor under an unsecured promissory note. In September 2024, we closed on the initial public offering and the underwriters’ partial exercise of its overallotment option. In connection with the closing, the approximately $209,000 drawn down under the unsecured promissory note was repaid in full. The net proceeds from the sale of the units in the initial public offering, including the underwriters’ partial exercise of 2,000,000 of its 3,000,000 unit over-allotment option, and the sale of the Private Placement Warrants for an aggregate purchase price of $5,500,000, after deducting offering expenses of approximately $1,000,000 and underwriting commissions of $4,000,000 (excluding deferred underwriting commissions incurred of $7,700,000, including the partial exercise of the over-allotment option), were approximately $222,500,000, including reimbursement from the underwriters. $221,100,000 was deposited in the trust account, which includes the deferred underwriting commissions described above. The funds in the trust account will be (i) invested only in cash or U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and/or (ii) deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $100 billion or more.

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

During September 2024, the Company closed on the Offering of its Class A ordinary shares and the simultaneous sale of Private Placement Warrants resulting in an increase in its liquidity. As of September 30, 2024, the Company had cash and cash equivalents balance of approximately $1,416,000 and working capital of approximately $1,504,000. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of September 30, 2024, management has determined that the Company has sufficient funds for the working capital needs of the Company until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to consummate an initial business combination will be successful.

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

Off-balance sheet financing arrangements

As of September 30, 2024, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of September 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with an affiliate of our Sponsor pursuant to which the Company pays such affiliate $10,000 per month for office space, utilities and secretarial and administrative support.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 28, 2024, the Sponsor purchased an aggregate of 7,666,667 Founder Shares for an aggregate purchase price of $25,000 at an average purchase price of approximately $0.003 per share. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Founder Shares will automatically convert into Class A ordinary shares at the time of our initial business combination, or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment., as described in the Company’s Registration Statement on Form S-1 as filed with the SEC on August 16, 2024. If the we increase or decrease the size of the Offering, the Company will effect a capitalization or share repurchase or redemption or other appropriate mechanism, as applicable, with respect to Class B ordinary shares prior to the consummation of the Offering in such amount as to maintain the number of Founder Shares at 25% of the total number of Class A ordinary shares and Class B ordinary shares outstanding at such time (assuming the underwriters exercise their option to purchase additional units in full). No underwriting discounts or commissions were paid with respect to such sales.

The Sponsor had agreed to forfeit up to an aggregate of 1,000,000 Founder Shares depending on the extent to which the over-allotment option is not exercised by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding ordinary shares after the Offering. On September 12, 2024, the Company closed on the underwriters’ partial exercise of their over-allotment option for 2,000,000 Units. The underwriters forfeited their option to purchase the remaining1,000,000 Units. As such, 333,333 Founder Shares were forfeited, resulting in 7,333,334 Founder Shares being outstanding at September 30, 2024.

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

VINE HILL CAPITAL INVESTMENT CORP.

Dated: November 13, 2024	By:	/s/ Nicholas Petruska
	Name:	Nicholas Petruska
	Title:	Chief Executive Officer
(Principal Executive Officer)