Form 10-Q
period 2025-03-31
Vine Hill Capital Investment Corp.
filed 2025-05-15
CIK 2025396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, there were 22,000,000 shares of the Company’s Class A ordinary shares and 7,333,334 shares of the Company’s Class B ordinary shares issued and outstanding.

VINE HILL CAPITAL INVESTMENT CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash	$818,000	$1,088,000
Prepaid expenses	287,000	263,000
Total current assets	1,105,000	1,351,000

Non-current asset – Investments held in Trust Account	226,660,000	224,294,000
Total assets	$227,765,000	$225,645,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,000	$4,000
Accrued liabilities	117,000	129,000
Deferred compensation -related parties	451,000	253,000
Total current liabilities	571,000	386,000
Other liabilities:
Deferred legal fees	602,000	521,000
Deferred underwriting fee payable	7,700,000	7,700,000
Total liabilities	8,873,000	8,607,000
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 22,000,000 shares outstanding at $10.30 and $10.20 per share at March 31, 2025 and December 31, 2024, respectively	226,660,000	224,294,000
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at March 31, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 authorized shares; none shares issued and outstanding at March 31, 2025 and December 31, 2024 (excluding 22,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares; 7,333,334 shares issued and outstanding at March 31, 2025 and December 31, 2024	1,000	1,000
Additional paid-in capital	-	-
Accumulated deficit	(7,769,000)	(7,257,000)
Total Shareholders’ deficit	(7,768,000)	(7,256,000)
Total liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ deficit	$227,765,000	$225,645,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2025

(UNAUDITED)

Three months ended March 31, 2025
General and administrative costs	$521,000
Loss from operations	(521,000)
Other income
Income from investments held in Trust Account	2,366,000
Income from operating account	9,000
Other income	2,375,000
Net income	$1,854,000

Weighted average Class A ordinary shares outstanding - basic and diluted	22,000,000
Class A ordinary shares - basic and diluted net income per share	$0.06

Weighted average Class B ordinary shares outstanding -
Basic and diluted	7,333,334
Class B ordinary shares – basic and diluted net income per share	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the three months ended March 31, 2025

(UNAUDITED)

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	7,333,334	$1,000	$—	$(7,257,000)	$(7,256,000)
Accretion in value of Class A ordinary shares	—	—		(2,366,000)	(2,366,000)
Net income	—	—	—	1,854,000	1,854,000
Balance as of March 31, 2025 (unaudited)	7,333,334	$1,000	$—	$(7,769,000)	$(7,768,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENT OF CASH FLOWS
For the three months ended March 31, 2025

(UNAUDITED)

Cash flows from operating activities	Three months ended March 31, 2025
Net income	$1,854,000
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(2,366,000)
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(24,000)
(Decrease) in accounts payable	(1,000)
(Decrease) in accrued expenses and other	(12,000)
(Increase) in deferred legal fees	81,000
(Increase) in deferred compensation – related parties	198,000
Net cash used in operating activities	(270,000)
Net change in cash	(270,000)
Cash – beginning of period	1,088,000
Cash – end of period	$818,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2025

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

As of March 31, 2025, the Company had not yet commenced operations. All activity for the period from May 24, 2024 (inception) through March 31, 2025 relates to the Company’s formation and the initial public offering (“Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

During September 2024, in two closings on September 9 and 12, 2024, the Company closed on the Offering of an aggregate 22,000,000 Units at $10.00 per unit (including 2,000,000 Units from the underwriters’ partial exercise of its over-allotment option) (Note 3) and the sale of 5,500,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement with our Sponsor that closed simultaneously with the Offering on September 9, 2024 (Note 4). Upon the closing of the Offering (including the partial exercise of the underwriters’ over-allotment option) and private placement, $221,100,000 was placed in a trust account.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from each of the ongoing Russia-Ukraine and Israel-Hamas conflicts, as well as recent developments to U.S. trade policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the ongoing Russia-Ukraine and the Israel-Hamas conflicts and subsequent sanctions or related actions or the recent changes to trade policies by the United States and other countries, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Liquidity and Capital Resources; Going Concern

As of March 31, 2025, the Company had cash and cash equivalents of approximately $818,000 and working capital of approximately $534,000 (which includes $451,000 of deferred compensation that is not payable until closing of an initial business combination). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2025, the Company has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to work closely with vendors and service providers to preserve cash and to complete a Business Combination prior to the time required for completion in June 2026 or to seek additional working capital from its Sponsor and/or external financing sources to the extent necessary. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to preserve cash and to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 26, 2025. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the period ending December 31, 2025 or for any other future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company’s cash equivalents included approximately $818,000 and $1,088,000, respectively, invested in a money market fund with a financial institution as of March 31, 2025 and December 31, 2024.

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

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the shares subject to redemption and were accounted for as a liability pursuant to ASC 480 since it was not fully exercised at the time of the Offering. Upon the partial exercise of the over-allotment option to purchase 2,000,000 Units, and the forfeiture of the remaining option to purchase 1,000,000 Units, this liability was removed and credited to over-allotment liability exercised and expired in the related statements of operations at that time.

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

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended March 31, 2025
	Class A	Class B
Numerator:
Basic and diluted net income (loss) per share of ordinary shares:
Allocation of income (loss) –
Basic and diluted	$1,391,000	$463,000
Denominator:
Weighted average shares of ordinary shares:
Basic and diluted	22,000,000	7,333,334
Net income (loss) per share of ordinary shares –
Basic and diluted	$0.06	$0.06

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

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all Class A ordinary shares are redeemable and classified as such on the Company’s balance sheets until such time as a redemption event takes place. As of March 31, 2025, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.30 per share.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of March 31, 2025, all of the 22,000,000 public shares were classified outside of permanent equity. Class A ordinary shares subject to possible redemption consist of:

	Dollars	Shares
Gross proceeds of Offering	$220,000,000	22,000,000
Less: Proceeds allocated to Public Warrants	(1,045,000)	—
Proceeds allocated to over-allotment option	(408,000)	—
Offering costs	(10,586,000)	—
Plus: Accretion of carrying value to redemption value	16,333,000	—
Class A ordinary shares subject to possible redemption as of December 31, 2024	$224,294,000	22,000,000
Plus: Accretion of carrying value to redemption value	2,366,000	-
Class A ordinary shares subject to possible redemption as of March 31, 2025	$226,660,000	22,000,000

Warrant Instruments

The Company has accounted for the Public and Private Placement Warrants issued in connection with the Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. There are currently Public or Private Placement Warrants currently outstanding to purchase an aggregate of 16,500,000 ordinary shares as of March 31, 2025.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments at the Offering price less the underwriting discounts and commissions. The Company closed on the underwriters’ exercise of their option to purchase 2,000,000 Units on September 12, 2024. The underwriters forfeited the option to purchase the remaining 1,000,000 Units. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Offering. The Company considers the overallotment option a derivative instrument and had recorded it at its estimated fair value of $408,000 in its balance sheets at that time. The over-allotment liability was satisfied and extinguished upon the partial exercise and forfeiture in September 2024 and the relief of the liability was credited to the condensed statement of operations at that time. Estimated fair value at inception was determined using a Black-Scholes model (a Level 3 input) using the following assumptions:

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

Note 5 — Related Party Transactions

Founder Shares

In May 2024, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.0033 per share) from the Sponsor to cover certain expenses on behalf of the Company. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A ordinary shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial business combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. In addition, prior to the closing of the initial business combination, only holders of the Founder Shares had the right to vote on the appointment or removal of directors and on continuing the company in a jurisdiction outside of the Cayman Islands. The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding ordinary shares after the Offering. On September 12, 2024, the Company closed on the underwriters’ partial exercise of their over-allotment option to purchase 2,000,000 Units. The underwriters forfeited their option to purchase the remaining 1,000,000 Units. As such, 333,333 Founder Shares were forfeited, resulting in 7,333,334 Founder Shares being outstanding after the partial exercise of the underwriters’ over-allotment option at March 31, 2025. The Sponsor is not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial business combination. If the initial business combination is not completed within 21 months from the closing of the Offering, the Sponsor will not be entitled to rights to liquidating distributions from the trust account with respect to any Founder Shares held by it.

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

Administrative Support Agreement

Commencing on the date on which the securities are first listed on the Nasdaq Global Market in September 2024, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. Approximately $30,000 was charged to operations during the three months ended March 31, 2025 for this agreement and no amounts were payable at March 31, 2025.

Executive Officer and Director Compensation

Also, commencing on the date on which the securities are first listed on the Nasdaq Global Market, in September 2024, the Company agreed to compensate each of its Chief Executive Officer and Chief Financial Officer $33,000 per month for their services prior to the consummation of the Company’s initial business combination, of which $16,500 per month would be payable on a current basis and the balance would be payable upon the completion of the Company’s initial business combination. In addition, the Company agreed to pay its Executive Director director fees of $33,000 per month, all of which would be payable upon the completion of the Company’s initial business combination. Approximately $297,000 was charged to operations during the three months ended March 31, 2025 for these agreements including approximately $198,000 which is payable upon completion of an initial business combination, and no amounts were payable at March 31, 2025.

Related Party Loans

On July 18, 2024, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummates the Offering. During the period from May 24, 2024 (inception) to March 31, 2025, the Company borrowed approximately $209,000 under the Note (all of which was borrowed in the three months ended March 31, 2025). The total amount under the Note was repaid at the closing of the Offering in September 2024 leaving no balance outstanding at March 31, 2025.

Working Capital Loans

In addition, in order to finance transaction costs in connection with the initial business combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial business combination, the Company would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $2,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Private Placement Warrants. As of March 31, 2025, the Company had no Working Capital Loans.

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

At March 31, 2025 the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at March 31, 2025.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at March 31, 2025 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at March 31, 2025	Level 1
Assets:
Money market funds	$226,660,000

Description at December 31, 2024	Level 1
Assets:
Money market funds	$224,294,000

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

Note 8 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share and 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the initial business combination to the extent the Company seeks shareholder approval in connection with the initial business combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of March 31, 2025, after considering 22,000,000 Class A ordinary shares which are subject to possible redemption, there are no Class A ordinary shares issued or outstanding.

The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares depending on the extent to which the over-allotment option is not exercised by the underwriters so that the Founder Shares would represent 25% of the Company’s issued and outstanding ordinary shares after the Offering. On September 12, 2024, the Company closed on the underwriters’ partial exercise of their over-allotment option for 2,000,000 Units. The underwriters forfeited their option to purchase the remaining 1,000,000 Units. As such, 333,333 Founder Shares were forfeited, resulting in 7,333,334 Founder Shares being outstanding at March 31, 2025.

Warrants

As of March 31, 2025, there were 22,000,000 Public Warrants outstanding to purchase 11,000,000 Class A ordinary shares and 5,500,000 Private Placement Warrants outstanding to purchase 5,500,000 Class A ordinary shares. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrantholder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrantholder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors (including consideration of the market price) and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “New Issuance Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day following the effective date of the registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the New Issuance Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the New Issuance Price.

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

For purposes of ASU 2023-07, the Company is considered to operate in one segment, seeking to identify and close a business combination. As such, our expenses consist of the costs of identifying a business combination candidate and the diligence, contractual, reporting and other obligations associated with completing such business combination as well as expenses for ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition to such expenses, the Company has approximately $226,000,000 of investments in Trust and such investments generate interest or dividend income.

The new information required by ASU 2023-07 includes:

●	Significant segment expenses: Our operating expenses for the three months ended March 31, 2025 were approximately $521,000.

●	Other segment items: Other income of approximately $2,375,000 consists primarily of interest income on the trust account.

●	Identification of the chief operating decision maker (“CODM”): The chief operating decisions makers are the Chief Executive and Chief Financial Officers of the Company.

●	Explanation of how the CODM uses the disclose measure of segment profit or loss: The CODM works to maintain costs at a competitive level in its everyday operations. The CODM works to optimize its investment income on the limited choices of available assets based on market conditions. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following: (a) expenses of maintaining its public reporting including accounting, auditing, legal, listing and regulatory, insurance, and (b) search for a business combination candidate, (c) diligence, financing, reporting and closing activities and (d) managing investments in the trust account in order to generate return for shareholders consistent with the regulations surrounding such investments.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after March 31, 2025, the financial statement date, up to the date the financial statements were available to be issued and there were no material subsequent events that are not already addressed in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Vine Hill Capital Investment Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Vine Hill Capital Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report.

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

As of March 31, 2025, we had approximately $818,000 of cash and cash equivalents and working capital of approximately $534,000 (which includes $451,000 of deferred compensation that is not payable until closing of an initial business combination). Further, we expect to incur significant costs in the pursuit of our acquisition and financing plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

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

Loss from operations - The operating costs incurred in the three months ended March 31, 2025 consist primarily of executive and director compensation and fees paid to our Sponsor for administrative services aggregating approximately $327,000, approximately $198,000 of which is payable upon the closing of an initial business combination. as well as approximately $194,000 of professional costs, insurance and fees and other costs associated with our financial reporting and operations as a public company.

Other income – Other income for the three months ended March 31, 2025 includes approximately $2,375,000 of interest income including approximately $2,366,000 resulting from the trust account and approximately $9,000 from operating account.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of $25,000 from the sale of the founder shares and approximately $209,000 drawn down on an up to $300,000 in loans that were available from our sponsor under an unsecured promissory note. In September 2024, we closed on the Initial Public Offering and the underwriters’ partial exercise of its over-allotment option. In connection with the closing, the approximately $209,000 drawn down under the unsecured promissory note was repaid in full. The net proceeds from the sale of the units in the Initial Public Offering, including the underwriters’ partial exercise of 2,000,000 of its 3,000,000 unit over-allotment option, and the sale of the private placement warrants for an aggregate purchase price of $5,500,000, after deducting offering expenses of approximately $1,000,000 and underwriting commissions of $4,000,000 (excluding deferred underwriting commissions incurred of $7,700,000, including the partial exercise of the over-allotment option), were approximately $222,500,000, including reimbursement from the underwriters. $221,100,000 was deposited in the trust account, which includes the deferred underwriting commissions described above. The funds in the trust account are to be (i) invested only in cash or U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and/or (ii) deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $100 billion or more.

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

Liquidity and Capital Resources; Going Concern

During September 2024, the Company closed on the Initial Public Offering of its Class A ordinary shares and the simultaneous sale of private placement warrants resulting in an increase in its liquidity. As of March 31, 2025, the Company had cash and cash equivalents of approximately $818,000 and working capital of approximately $534,000 (which includes $451,000 of deferred compensation that is not payable until closing of an initial business combination). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of March 31, 2025, the Company has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to work closely with vendors and service providers to preserve cash and to complete a Business Combination prior to the time required for completion in June 2026 or to seek additional working capital from its Sponsor and/or external financing sources to the extent necessary. There is no assurance that the Company’s plans to consummate a Business Combination, work with creditors to preserve cash and to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-balance sheet financing arrangements

As of March 31, 2025, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of March 31, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with an affiliate of our Sponsor pursuant to which the Company pays such affiliate $10,000 per month for office space, utilities and secretarial and administrative support.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

None.

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

VINE HILL CAPITAL INVESTMENT CORP.

Dated: May 14, 2025	By:	/s/ Nicholas Petruska
	Name:	Nicholas Petruska
	Title:	Chief Executive Officer
(Principal Executive Officer)