Form 10-Q
period 2025-09-30
Vine Hill Capital Investment Corp.
filed 2025-11-13
CIK 2025396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 22,000,000 shares of the Company’s Class A ordinary shares and 7,333,334 shares of the Company’s Class B ordinary shares issued and outstanding.

VINE HILL CAPITAL INVESTMENT CORP.

Table of Contents

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	1

	Condensed Statements of Operations for the three and nine months ended September 30, 2025, the three months ended September 2024 and for the period from May 24, 2024 (inception) to September 30, 2024 (Unaudited)	2

	Condensed Statements of Changes in Shareholders’ Deficit for three and nine months ended September 30, 2025, for the three months ended September 30, 2024 and for the period from May 24, 2024 (inception) to September 30, 2024 (Unaudited)	3 - 4

	Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and for the period from May 24, 2024 (inception) to September 30, 2024 (Unaudited)	5

	Notes to Condensed Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Signatures		35

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$431,000	$1,088,000
Prepaid expenses	183,000	263,000
Total current assets	614,000	1,351,000

Investments held in Trust Account	231,462,000	224,294,000
Total assets	$232,076,000	$225,645,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$28,000	$4,000
Accrued liabilities	340,000	129,000
Deferred compensation -related parties	847,000	253,000
Total current liabilities	1,215,000	386,000
Other liabilities:
Deferred legal fees	1,860,000	521,000
Deferred underwriting fee payable	-	7,700,000
Total liabilities	3,075,000	8,607,000
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 22,000,000 shares outstanding at $10.52 and $10.20 per share at September 30, 2025 and December 31, 2024, respectively	231,462,000	224,294,000
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at September 30, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 authorized shares; none issued or outstanding at September 30, 2025 and December 31, 2024 (excluding 22,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares; 7,333,334 shares issued and outstanding at September 30, 2025 and December 31, 2024	1,000	1,000
Additional paid-in capital	-	-
Accumulated deficit	(2,462,000)	(7,257,000)
Total Shareholders’ deficit	(2,461,000)	(7,256,000)
Total liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ deficit	$232,076,000	$225,645,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2025	For the period from May 24, 2024 (inception) to September 30, 2024
General and administrative expenses	$1,829,000	$241,000	$2,927,000	$282,000
Loss from operations	(1,829,000)	(241,000)	(2,927,000)	(282,000)
Other income (expense):
Interest income on Trust Account	2,410,000	620,000	7,168,000	620,000
Interest income on operating account	5,000	3,000	22,000	3,000
Credit for overallotment option liability expiration	—	136,000	—	136,000
Other income	2,415,000	759,000	7,190,000	759,000
Net income	586,000	$518,000	$4,263,000	$477,000

Weighted average Class A ordinary shares outstanding - basic and diluted	22,000,000	5,196,000	22,000,000	3,677,000
Class A ordinary shares – Basic net income per share	$0.02	$0.04	$0.15	$0.05
Class A ordinary shares – Diluted net income per share	$0.02	$0.04	$0.15	$0.04

Weighted average Class B ordinary shares outstanding – Basic	7,333,334	6,804,000	7,333,334	6,764,000
Diluted	7,333,334	7,333,334	7,333,334	7,430,770
Class B ordinary shares – Basic net income per share	$0.02	$0.04	$0.15	$0.05
Class B ordinary shares – Diluted net income per share	$0.02	$0.04	$0.15	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the three months ended September 30, 2025:

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2025 (unaudited)	7,333,334	$1,000	$—	$(8,338,000)	$(8,337,000)
Accretion in value of Class A ordinary shares	—	—		5,290,000	5,290,000
Net income	—	—	—	586,000	586,000
Balance as of September 30, 2025 (unaudited)	7,333,334	$1,000	$—	$(2,462,000)	$(2,461,000)

For the nine months ended September 30, 2025:

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	7,333,334	$1,000	$—	$(7,257,000)	$(7,256,000)
Accretion in value of Class A ordinary shares	—	—		532,000	532,000
Net income	—	—	—	4,263,000	4,263,000
Balance as of September 30, 2025 (unaudited)	7,333,334	$1,000	$—	$(2,462,000)	$(2,461,000)

For the three months ended September 30, 2024:

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2024, (unaudited)	7,666,667	$1,000	$24,000	$(41,000)	$(16,000)
Issuance of 5,500,000 Private Placement Warrants	—	—	5,500,000	—	5,500,000
Estimated fair value of 11,000,000 Public Warrants issued as part of Units sold in the Offering	—	—	1,045,000	—	1,045,000
Allocated value of transaction costs to Public and Private Warrants	—	—	(46,000)	—	(46,000)
Accretion in value of Class A ordinary shares at closing of the Offering	—	—	(6,523,000)	(7,236,000)	(13,759,000)
Over-allotment option exercised	—	—	—	272,000	272,000
Founder shares forfeited on partial exercise of underwriter over-allotment option	(333,333)	—	—	—	—
Net income	—	—	—	518,000	518,000
Balance as of September 30, 2024 (unaudited)	7,333,334	$1,000	$—	$(6,487,000)	$(6,486,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT, continued

(UNAUDITED)

For the period from May 24, 2024 (inception) to September 30, 2024:

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 24, 2024 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	7,666,667	1,000	24,000	—	25,000
Net loss	—	—	—	(41,000)	(41,000)
Balance as of June 30, 2024, (unaudited)	7,666,667	1,000	24,000	(41,000)	(16,000)
Issuance of 5,500,000 Private Placement Warrants	—	—	5,500,000	—	5,500,000
Estimated fair value of 11,000,000 Public Warrants issued as part of Units sold in the Offering	—	—	1,045,000	—	1,045,000
Allocated value of transaction costs to Public and Private Warrants	—	—	(46,000)	—	(46,000)
Accretion in value of Class A ordinary shares at closing of the Offering	—	—	(6,523,000)	(7,236,000)	(13,759,000)
Over-allotment option exercised	—	—	—	272,000	272,000
Founder shares forfeited on partial exercise of underwriter over-allotment option	(333,333)	—	—	—	—
Net income	—	—	—	518,000	518,000
Balance as of September 30, 2024 (unaudited)	7,333,334	$1,000	$—	$(6,487,000)	$(6,486,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2025	For the period from May 24, 2024 (inception) to September 30, 2024
Cash flows from operating activities
Net income	$4,263,000	$477,000
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(7,168,000)	(620,000)
Credit for over-allotment liability expired	—	(136,000)
Formation expenses paid directly by Founders	—	16,000
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	80,000	(274,000)
Increase in accounts payable	24,000	25,000
Increase in accrued liabilities	211,000	67,000
Increase in deferred legal fees	1,339,000	—
Increase in deferred compensation – related parties	594,000	55,000
Net cash used in operating activities	(657,000)	(390,000)
Cash used in investing activities
Investment of cash into Trust Account	—	(221,100,000)
Net cash used in investing activities	—	(221,100,000)
Cash flows from financing activities
Proceeds from Sponsor Note	—	150,000
Repay Sponsor Note	—	(209,000)
Proceeds from sale of Units net of underwriting discounts and reimbursements	—	218,000,000
Proceeds from sale of Private Placement Warrants	—	5,500,000
Payment of offering costs	—	(535,000)
Net cash provided by financing activities	—	222,906,000
Net (decrease) increase in cash	(657,000)	1,416,000
Cash – beginning of period	1,088,000	—
Cash – end of period	$431,000	$1,416,000
Supplemental disclosure of noncash activities:
Deferred offering costs waiver by underwriter	$7,700,000	$—
Deferred offering costs and general and administrative costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$9,000
Deferred underwriting payable	$—	$7,700,000
Deferred legal fees	$—	$290,000
Deferred offering costs included in accounts payable	$—	$39,000
Deferred offering costs paid directly by Sponsor through promissory note	$—	$59,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

Organization and General

Vine Hill Capital Investment Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on May 24, 2024. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2025, the Company had not yet commenced operations. All activity for the period from May 24, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Offering”), which is described below, and subsequent to the Offering, identifying and completing a suitable business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Offering.

All dollar amounts are rounded to the nearest thousand dollars.

Sponsor and Offering

The Company’s sponsor is Vine Hill Capital Sponsor I LLC (the “Sponsor”), a limited liability company formed in Delaware. The Company intends to finance its initial business combination with proceeds from the Offering of $220,000,000 of Units (as defined below) (See Note 4) and a private placement of 5,500,000 of Private Placement Warrants (as defined below) for an aggregate of $5,500,000 (See Note 5).

During September 2024, in two closings on September 9, 2024 and September 12, 2024, the Company closed on the Offering of an aggregate 22,000,000 Units at $10.00 per unit (including 2,000,000 Units from the underwriters’ partial exercise of its over-allotment option) (Note 4) and the sale of 5,500,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement with our Sponsor that closed simultaneously with the Offering on September 9, 2024 (Note 5). Upon the closing of the Offering (including the partial exercise of the underwriters’ over-allotment option) and private placement, $221,100,000 was placed in a trust account.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from each of the ongoing Russia-Ukraine and Israel-Hamas conflicts, as well as recent developments to U.S. trade policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the ongoing Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

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

Liquidity and Capital Resources; Going Concern

As of September 30, 2025, the Company had cash and cash equivalents of approximately $431,000 and negative working capital of approximately $601,000 (which includes $847,000 of deferred compensation that is not payable until closing of an initial business combination). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions indicate that the Company needs additional working capital. In addition, if the Company cannot complete a business combination before June 9, 2026, it could be forced to wind up its operations and liquidate unless it obtains shareholder approval to extend the date on which it must complete its initial business combination. Subsequent to September 30, 2025, in November 2025, the Sponsor made a working capital loan to the Company of $250,000 under terms described in Note 6. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern,” as of September 30, 2025, the Company has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to work closely with vendors and service providers to preserve cash and to complete a business combination prior to the time required for completion in June 2026 or to seek additional working capital from its Sponsor and/or external financing sources to the extent necessary. There is no assurance that the Company’s plans to consummate a business combination, work with creditors to preserve cash and to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 2 — Business Combination Agreement

On September 8, 2025, the Company (the “SPAC”), CoinShares International Limited, a public company limited by shares organized under the laws of the Bailiwick of Jersey, Channel Islands (“CoinShares”), Odysseus Holdings Limited, a private company limited by shares organized under the laws of the Bailiwick of Jersey, Channel Islands (“Holdco”) and Odysseus (Cayman) Limited, a Cayman Islands exempted company (“SPAC Merger Sub”), entered into a business combination agreement (the “Business Combination Agreement” and, the transactions contemplated by the Business Combination Agreement, (the “Business Combination” or the “Transactions”). Capitalized terms used in this Note but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

One (1) day prior to the SPAC Effective Time (as defined below), Vine Hill Capital Sponsor I LLC (“Sponsor”) will (a) forfeit and surrender to SPAC for no consideration 2,933,333 SPAC Class B ordinary share (each, a “SPAC Class B Share” and such forfeited shares, the “Sponsor Forfeited Shares”), (b) elect to convert each remaining issued and outstanding SPAC Class B Share (other than the Sponsor Forfeited Shares) held by it into one (1) SPAC Class A ordinary share (each, a “SPAC Class A Share” and, such conversion, the “SPAC Class B Conversion”) and (c) each outstanding SPAC private placement warrant issued to Sponsor will be forfeited to SPAC for no consideration and cancelled (the “Private Placement Warrant Cancellation”). Immediately prior to the SPAC Effective Time, each SPAC unit issued in connection with the initial public offering of SPAC (each, a “SPAC Unit”), each such SPAC Unit consisting of one (1) SPAC Class A Share and one-half (1/2) of one warrant to purchase one (1) SPAC Class A Share (each such warrant, a “SPAC Public Warrant”), will be separated (the “SPAC Unit Separation”) and the holder of each such SPAC Unit will be deemed to hold one (1) SPAC Class A Share and one-half (1/2) of one SPAC Public Warrant, with any fractional SPAC Public Warrant rounded down to the nearest whole number of SPAC Public Warrants. Immediately after the SPAC Unit Separation, all SPAC Units will be automatically cancelled and cease to exist.

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (x) SPAC will merge with and into SPAC Merger Sub, with SPAC Merger Sub being the surviving entity as a direct, wholly-owned subsidiary of Holdco (the “SPAC Merger” and, the effective time of the SPAC Merger, the “SPAC Effective Time”), and with each SPAC shareholder receiving one Holdco ordinary share (each, a “Holdco Ordinary Share”) for each SPAC Class A ordinary share (each, a “SPAC Class A Share”) in accordance with the terms of the Business Combination Agreement, (y) subject to the approval of SPAC and CoinShares shareholders, among other things, SPAC Merger Sub will acquire CoinShares, with such acquisition being effected by the exchange of all CoinShares Ordinary Shares for Holdco Ordinary Shares by way of a court sanctioned scheme of arrangement under Jersey law (the “Acquisition” and, together with the SPAC Merger, the “Mergers” and, the effective time of the Acquisition, the “Acquisition Effective Time”), pursuant to which CoinShares will become a direct, wholly-owned subsidiary of SPAC Merger Sub and (z) after the Mergers, SPAC Merger Sub will distribute any remaining cash (after giving effect to valid redemption elections of its public shareholders) in SPAC’s trust account held for its public shareholders (the “Trust Account”) to Holdco and will be liquidated. As a result of the transactions contemplated by the Business Combination Agreement, SPAC and CoinShares will become wholly-owned subsidiaries of Holdco, and Holdco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

Consideration

As consideration for the SPAC Merger, at the SPAC Effective Time, (a) each issued and outstanding SPAC Class A Share (including each SPAC Class A Share issued upon the SPAC Class B Conversion) will be converted into one (1) Holdco Ordinary Share and (b) each outstanding SPAC Public Warrant will be assumed by Holdco as a public warrant of Holdco (each, a “Holdco Public Warrant”), having substantially the same terms and conditions and exercisable for Holdco Ordinary Shares. As consideration for the Acquisition, at the Acquisition Effective Time, (w) each CoinShares ordinary share (each, a “CoinShares Ordinary Share”) that is issued and outstanding (other than the PIPE Shares) will be exchanged for the number of Holdco Ordinary Shares equal to the quotient obtained by dividing (i)(A) $1.2 billion divided by (B) the number of Fully Diluted CoinShares Equity Securities (as defined below) (such quotient obtained by dividing (A) by (B), the “Equity Value Per Share”) by (ii) $10.00 (such quotient obtained by dividing (i) by (ii), the “Equity Exchange Ratio”); (x) each option to purchase CoinShares Ordinary Shares (each, a “CoinShares Option”) that is issued and outstanding and has vested pursuant to its terms will be converted into the right to receive an amount in cash equal to the product obtained by multiplying (i) the excess of the Equity Value Per Share over the exercise price of such CoinShares Option that has vested by (ii) the number of CoinShares Ordinary Shares underlying such CoinShares Option; (y) (i) each CoinShares Option that is unvested will be converted into an option to purchase a number of Holdco Ordinary Shares equal to the product obtained by multiplying (A) the number of CoinShares Ordinary Shares underlying such CoinShares Option by (B) the Equity Exchange Ratio, and (ii) the per share exercise price of each Holdco Ordinary Share issuable upon exercise of the converted CoinShare Option will be equal to the quotient obtained by dividing (A) the exercise price per CoinShares Ordinary Share of such CoinShares Option immediately before the Acquisition Effective Time by (B) the Equity Exchange Ratio, subject to the same terms and conditions underlying the CoinShares Option prior to conversion and (z) each PIPE Share will be exchanged for one (1) Holdco Ordinary Share.

“Fully Diluted CoinShares Equity Securities” means (a) the CoinShares Ordinary Shares issued and outstanding immediately prior to the Acquisition Effective Time (other than the PIPE Shares) and (b) the CoinShares Ordinary Shares that, immediately prior to the Acquisition Effective Time, would be issued if the CoinShares Options, whether vested or unvested, were net settled by withholding CoinShares Ordinary Shares upon exercise.

Representations and Warranties; Covenants of the Parties

The Business Combination Agreement contains customary representations and warranties of the parties, which shall not survive the consummation of the Transactions (the “Closing”). Many of the representations and warranties are qualified by materiality, Company Material Adverse Effect or SPAC Material Adverse Effect as defined therein.

The Business Combination Agreement also contains customary pre-Closing covenants of the parties (as described therein), including obligations of the parties to operate their respective businesses, in all material respects, in the ordinary course of business consistent with past practice, and to refrain from taking certain specified actions without the prior written consent of CoinShares, with respect to SPAC, and SPAC, with respect to CoinShares, Holdco and SPAC Merger Sub, in each case, subject to certain exceptions and qualifications. Additionally, the parties have agreed not to solicit, initiate, assist, negotiate or enter into competing transactions, as further provided in the Business Combination Agreement. The covenants do not survive the Closing (other than those that are to be performed after the Closing).

SPAC, CoinShares and Holdco have agreed, as promptly as practicable after the execution of the Business Combination Agreement, to prepare and file with the U.S. Securities and Exchange Commission (the “SEC”), a registration statement on Form F-4 (as amended or supplemented from time to time, the “Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the issuance of the Holdco Ordinary Shares and Holdco Public Warrants to shareholders of SPAC in the Transactions, and containing a proxy statement/prospectus for the purpose of SPAC soliciting proxies from SPAC shareholders to approve, at an extraordinary general meeting of SPAC shareholders, the Business Combination Agreement, the Transactions and related matters (the “SPAC Shareholder Approval”) and providing SPAC public shareholders an opportunity, in accordance with SPAC’s organizational documents and initial public offering prospectus, to have their SPAC Class A Shares redeemed.

Conditions to the Parties’ Obligations to Consummate the Transactions

Under the Business Combination Agreement, the obligations of the parties to consummate (or cause to be consummated) the Transactions are subject to a number of customary conditions, including, among other things: (i) receipt of the SPAC Shareholder Approval; (ii) receipt of the CoinShares Shareholder Approval; (iii) receipt of certain specified regulatory approvals, including, without limitation, expiration or termination of any waiting period under the Hart-Scott-Rodino Act; (iv) consummation of the Transactions not being prohibited or enjoined by any order, rule, regulation or other applicable law; (v) absence of any SPAC secured creditors; (vi) Holdco Ordinary Shares having been approved for listing on The Nasdaq Stock Market (“Nasdaq”) (or any other public stock market or exchange in the United States as may be agreed by CoinShares and SPAC), subject to official notice of issuance thereof; (vii) effectiveness of the Registration Statement in accordance with the Securities Act, and absence of any stop order issued by the SEC which remains in effect with respect to the Registration Statement; and (viii) the Act of the Court having been obtained and delivered to the Jersey Registrar of Companies.

The obligations of SPAC to consummate the Transactions are also subject to, among other things: (i) the respective representations and warranties of CoinShares, Holdco and SPAC Merger Sub being true and correct, subject to the applicable materiality standards contained in the Business Combination Agreement; (ii) material performance or compliance by CoinShares, Holdco and SPAC Merger Sub with their respective pre-Closing covenants; (iii) no SPAC Material Adverse Effect having occurred since the date of the Business Combination Agreement that is continuing; and (iv) material performance by CoinShares and the Key CoinShares Shareholders (as defined below) with their respective pre-Closing covenants under the Shareholder Support Agreement (as defined below).

The obligations of CoinShares, Holdco and SPAC Merger Sub to consummate the Transactions are also subject to, among other things: (i) no information having been made public by SPAC, or otherwise made available to CoinShares, Holdco or SPAC Merger Sub by SPAC, being materially inaccurate, incomplete or misleading in any material respect, and SPAC having made public all material information which is required to be made public under applicable law; (ii) no state of facts, changes, circumstances, occurrences, events or effects having occurred that has had, or would reasonably be expected to have, a materially adverse effect on (x) the business, assets, financial condition or results of operations of SPAC; or (y) the ability of SPAC to perform its material obligations under the Business Combination Agreement or to consummate the Transactions, in each case, subject to certain exceptions; (iii) none of SPAC or SPAC Sponsor having (x) taken any action that is likely to impair the prerequisites for the Closing, or (y) failed to take any action the failure of which is likely to impair the prerequisites for the Closing; and (iv) completion of the Private Placement Warrant Cancellation.

Termination Rights

The Business Combination Agreement may be terminated at any time prior to the Closing, among other things: (i) by mutual written agreement of SPAC and CoinShares at any time, (ii) by either SPAC or CoinShares if the Transactions shall not have been consummated by June 8, 2026; (iii) by either SPAC or CoinShares if a Governmental Entity of competent jurisdiction shall have issued an Order or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the Transactions, including the Mergers, which Order or other action is final and nonappealable; (iv) by CoinShares, upon notice and subject to specified conditions with respect to cure of relevant defaults, if any information made public by SPAC, or otherwise made available to CoinShares, Holdco or SPAC Merger Sub by SPAC, is inaccurate, incomplete or misleading in any material respect, or if SPAC has failed to make public all information which is required to be made public under applicable law; (v) by SPAC, upon notice and subject to specified conditions with respect to cure of relevant defaults, upon a breach of any representation, warranty, covenant or agreement set forth in the Business Combination Agreement on the part of CoinShares, Holdco or SPAC Merger Sub, or if any representation or warranty of CoinShares shall have become untrue, in each case, such that the conditions would not be satisfied; (vi) by either SPAC or CoinShares if the SPAC Shareholder Approval is not obtained; or (vii) by either SPAC or CoinShares if the CoinShares Shareholder Approval and the Act of the Court are not obtained.

None of the parties to the Business Combination Agreement is required to pay a termination fee or reimburse any other party for its expenses as a result of a termination of the Business Combination Agreement. However, each party will remain liable for willful breaches of the Business Combination Agreement or for Fraud prior to termination. Notwithstanding the foregoing, CoinShares will bear all fees, costs and expenses incurred by any party in connection the filing of the Registration Statement with the SEC and submitting a listing application for Holdco securities to Nasdaq (or any other public stock market or exchange in the United States as may be agreed by CoinShares and SPAC), regardless of whether the Closing occurs. Additionally, following the Closing, Holdco will be required to reimburse or pay or cause to be reimbursed or paid, all expenses of the parties, provided that expenses of the SPAC (subject to certain exceptions) shall only be reimbursed up to an amount of $4,000,000.

Trust Account Waiver

CoinShares, Holdco and SPAC Merger Sub have agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Trust Account, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

 Governing Law and Jurisdiction

The Business Combination Agreement is governed by the laws of the State of New York regardless of the law that might otherwise govern under applicable principles of conflicts of law thereof, except that (a) the scheme of arrangement relating to the Acquisition and matters expressly required by the terms of the Business Combination Agreement to be governed by Jersey law, shall be governed by Jersey law and its regulations and (b) the SPAC Merger and matters expressly required by the terms of the Business Combination Agreement to be governed by Cayman Islands law, shall be governed by Cayman Islands law and its regulations. All actions arising out of or relating to the Business Combination Agreement shall be heard and determined exclusively in any state or federal court located in New York, New York.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 8, 2025 and incorporated by reference herein.

Related Agreements

The Business Combination Agreement contemplates various additional agreements including a Sponsor Support Agreement, a Stockholders Support Agreement, a Lock-Up Agreement and an A & R Registration Rights Agreement all as described in the Company’s Current Report on Form 8-K filed on September 8, 2025 including the full text of such agreements which are Exhibits to the Company’s Current Report on Form 8-K filed on September 8, 2025 and incorporated by reference herein.

Note 3 — Summary of Significant Accounting Policies

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 26, 2025. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any other future periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company’s cash equivalents included approximately $431,000 and $1,088,000, respectively, invested in a money market fund with a financial institution as of September 30, 2025 and December 31, 2024.

Investments Held in Trust Account

 At September 30, 2025 and December 31, 2024, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The Company’s investments are presented at fair value on the condensed balance sheets. Gains and losses resulting from the change in fair value of investments held in the trust account are included in interest income on trust account in the condensed statements of operations. As of September 30, 2025 and December 31, 2024, the Company did not withdraw any interest earned on the trust account.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option was deemed to be a freestanding financial instrument indexed on the shares subject to redemption and were accounted for as a liability pursuant to ASC 480 since it was not fully exercised at the time of the Offering. Upon the partial exercise of the over-allotment option to purchase 2,000,000 Units, and the forfeiture of the remaining option to purchase 1,000,000 Units, this liability was removed and credited to over-allotment liability expired in the related statements of operations at that time.

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

As discussed further in Note 8, in July 2025, the underwriter in the Offering, in connection with a proposed financing for the transaction under the Business Combination Agreement discussed in Note 2, has waived any right to a deferred underwriting fee payable to it pursuant to the underwriting in connection with the Offering in September 2024. Such costs, which were originally charged to Class A ordinary shares subject to possible redemption in the Company’s balance sheets and, as such, the reversal of this fee that is no longer payable has been credited to Class A ordinary shares subject to possible redemption in the accompanying balance sheets.

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

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Three months ended September 30, 2024		Period from May 24, 2024 (inception) to September 30, 2024
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of ordinary shares:
Allocation of income –
Basic	$224,000	$294,000	$167,000	$310,000
Diluted	$215,000	$303,000	$158,000	$319,000
Denominator:
Weighted average shares of ordinary shares:
Basic	5,196,000	6,804,000	3,677,000	6,764,000
Diluted	5,196,000	7,333,334	3,677,000	7,430,770

Net income per share of ordinary shares –
Basic	$0.04	$0.04	$0.05	$0.05
Diluted	$0.04	$0.04	$0.04	$0.04

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per ordinary share:
Allocation of income – basic and diluted	$440,000	$146,000	$3,197,000	$1,066,000
Denominator:
Basic and diluted weighted average ordinary share:	22,000,000	7,333,334	22,000,000	7,333,334
Basic and diluted net income per ordinary share	$0.02	$0.02	$0.15	$0.15

Class A Ordinary Shares Subject to Possible Redemption:

As discussed in Note 4, all of the 22,000,000 public shares sold as part of Units in the Offering (including the partial exercise of the underwriters’ over-allotment option) contain a redemption feature which allows for the redemption of public shares if the Company holds a shareholder vote or there is a tender offer for shares in connection with a business combination. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that in no event will it redeem its public shares in an amount that would cause its net tangible assets (i.e., total assets less intangible assets and liabilities) to be less than $5,000,001 upon the closing of a business combination.

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all Class A ordinary shares are redeemable and classified as such on the Company’s balance sheets until such time as a redemption event takes place. As of September 30, 2025 and December 31, 2024, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.52 and $10.20 per share, respectively.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of September 30, 2025 and December 31, 2024, all of the 22,000,000 public shares were classified outside of permanent equity. Class A ordinary shares subject to possible redemption consist of:

	Dollars	Shares
Gross proceeds of Offering	$220,000,000	22,000,000
Less: Proceeds allocated to Public Warrants	(1,045,000)	—
Proceeds allocated to over-allotment option	(408,000)	—
Offering costs	(10,586,000)	—
Plus: Accretion of carrying value to redemption value	16,333,000	—
Class A ordinary shares subject to possible redemption as of December 31, 2024	$224,294,000	22,000,000
Plus: Waiver of deferred underwriting fee payable allocated to Class A ordinary shares subject to possible redemption	7,700,000	—
Accretion of carrying value to redemption value	(532,000)	—
Class A ordinary shares subject to possible redemption as of September 30, 2025	$231,462,000	22,000,000

Warrant Instruments

The Company has accounted for the Public and Private Placement Warrants issued in connection with the Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. There are currently Public and Private Placement Warrants outstanding to purchase an aggregate of 16,500,000 ordinary shares as of September 30, 2025 and December 31, 2024.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 — Offering

In two closings on September 9, 2024 and September 12, 2024, the Company sold an aggregate 22,000,000 Units at a price of $10.00 per Unit for a total of $220,000,000 (including 2,000,000 Units as a partial exercise of the underwriters’ over-allotment option to purchase up to an additional 3,000,000 Units) (the “Units”). Each Unit consists of one Public Share and one-half of one warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustments (see Note 9). The Company allocated approximately $950,000 of the Offering proceeds to the estimated fair value of the Public Warrants using a Monte Carlo model (a Level 3 input) using the following assumptions:

Share price	$10.00
Expected term (in years)	7
Volatility	4.7%
Risk free rate	3.63%

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments at the Offering price less the underwriting discounts and commissions. The Company closed on the underwriters’ exercise of their option to purchase 2,000,000 Units on September 12, 2024. The underwriters forfeited the option to purchase the remaining 1,000,000 Units. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Offering. The Company considers the overallotment option a derivative instrument and had recorded it at its estimated fair value of $408,000 in its balance sheets at that time. The over-allotment liability was satisfied and extinguished upon the partial exercise and forfeiture in September 2024 and the relief of the liability was credited to the condensed statements of operations at that time. Estimated fair value at inception was determined using a Black-Scholes model (a Level 3 input) using the following assumptions:

Share price	$10.00
Expected term (in years)	0.12
Volatility	7.09%
Daily treasury yield curve	5.50%

See Note 6 regarding the related reduction for forfeited Founder Shares.

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

Founder Shares

In May 2024, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.0033 per share) from the Sponsor to cover certain expenses on behalf of the Company. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A ordinary shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial business combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. In addition, prior to the closing of the initial business combination, only holders of the Founder Shares had the right to vote on the appointment or removal of directors and on continuing the company in a jurisdiction outside of the Cayman Islands. The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding ordinary shares after the Offering. On September 12, 2024, the Company closed on the underwriters’ partial exercise of their over-allotment option to purchase 2,000,000 Units. The underwriters forfeited their option to purchase the remaining 1,000,000 Units. As such, 333,333 Founder Shares were forfeited, resulting in 7,333,334 Founder Shares being outstanding after the partial exercise of the underwriters’ over-allotment option at September 30, 2025 and December 31, 2024. The Sponsor is not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial business combination. If the initial business combination is not completed within 21 months from the closing of the Offering, the Sponsor will not be entitled to rights to liquidating distributions from the trust account with respect to any Founder Shares held by it.

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

Administrative Support Agreement

Commencing on the date on which the securities are first listed on the Nasdaq Global Market in September 2024, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. Approximately $30,000 and $90,000, respectively, was charged to operations during the three and nine months ended September 30, 2025, and approximately $10,000 was charged to operations during each of the three months ended September 30, 2024 and the period from May 24, 2024 (inception) to September 30, 2024, for this agreement and no amounts were payable at September 30, 2025 or December 31, 2024.

Executive Officer and Director Compensation

Also, commencing on the date on which the securities are first listed on the Nasdaq Global Market, in September 2024, the Company agreed to compensate each of its Chief Executive Officer and Chief Financial Officer $33,000 per month for their services prior to the consummation of the Company’s initial business combination, of which $16,500 per month would be payable on a current basis and the balance would be payable upon the completion of the Company’s initial business combination. In addition, the Company agreed to pay its Executive Director director fees of $33,000 per month, all of which would be payable upon the completion of the Company’s initial business combination. Approximately $297,000 and $891,000, respectively, was charged to operations during the three and nine months ended September 30, 2025 for these agreements including approximately $594,000 of which at September 30, 2025 which is payable upon completion of an initial business combination. The total amount accrued for deferred compensation, including amounts from 2024, aggregate approximately $847,000 and $253,000,000, respectively, at September 30, 2025 and December 31, 2024.

Related Party Loans

On July 18, 2024, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummates the Offering. During the period from May 24, 2024 (inception) to the closing of the Offering in September 2024, the Company borrowed approximately $209,000 under the Note (all of which was borrowed in the period from May 24, 2024 (inception) to September 30, 2024). The total amount under the Note was repaid at the closing of the Offering in September 2024 leaving no balance outstanding at either September 30, 2025 or December 31, 2024. There are no further borrowings available to the Company under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with the initial business combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial business combination, the Company would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans, but no proceeds held in the trust account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $2,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Private Placement Warrants. As of September 30, 2025 and December 31, 2024, the Company had no Working Capital Loans, however, subsequent to September 30, 2025, in November 2025, the Company drew down $250,000 of Working Capital Loan under the provisions described above.

Note 7 — Trust Account and Fair Value Measurement

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

At September 30, 2025 and December 31, 2024, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at September 30, 2025.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at September 30, 2025 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at September 30, 2025	Level 1
Assets:
Money market funds	$231,462,000

Description at December 31, 2024	Level 1
Assets:
Money market funds	$224,294,000

Note 8 — Commitments and Contingencies

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

In July 2025, the underwriter in the Offering, in connection with a proposed financing for the transaction under the Business Combination Agreement, has waived any right to a deferred underwriting fee payable to it pursuant to the underwriting in connection with the Offering in September 2024. Such costs, which were originally charged to Class A ordinary shares subject to possible redemption in the Company’s balance sheets and, as such, the reversal of this fee that is no longer payable has been credited to Class A ordinary shares subject to possible redemption in the accompanying balance sheets.

Note 9 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share and 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the initial business combination to the extent the Company seeks shareholder approval in connection with the initial business combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of September 30, 2025 and December 31, 2024, after considering 22,000,000 Class A ordinary shares which are subject to possible redemption, there are no Class A ordinary shares issued or outstanding.

The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares depending on the extent to which the over-allotment option is not exercised by the underwriters so that the Founder Shares would represent 25% of the Company’s issued and outstanding ordinary shares after the Offering. On September 12, 2024, the Company closed on the underwriters’ partial exercise of their over-allotment option for 2,000,000 Units. The underwriters forfeited their option to purchase the remaining 1,000,000 Units. As such, 333,333 Founder Shares were forfeited, resulting in 7,333,334 Founder Shares being outstanding at September 30, 2025 and December 31, 2024.

Warrants

As of September 30, 2025 and December 31, 2024, there were 22,000,000 Public Warrants outstanding to purchase 11,000,000 Class A ordinary shares and 5,500,000 Private Placement Warrants outstanding to purchase 5,500,000 Class A ordinary shares. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrantholder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrantholder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors (including consideration of the market price) and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “New Issuance Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day following the effective date of the registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the New Issuance Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the New Issuance Price.

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

Note 10 — Segment Reporting

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

For purposes of ASU 2023-07, the Company is considered to operate in one segment, seeking to identify and close a business combination. As such, our expenses consist of the costs of identifying a business combination candidate and the diligence, contractual, reporting and other obligations associated with completing such business combination as well as expenses for ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition to such expenses, the Company has approximately $231,462,000 of investments in Trust and such investments generate interest or dividend income.

The new information required by ASU 2023-07 includes:

●	Significant segment expenses: Our general and administrative expenses for the three and nine months ended September 30, 2025 were approximately $1,829,000 and $2,927,000, respectively.

●	Other segment items: Other income of approximately $2,415,000 and $7,190,000, respectively, for the three and nine months ended September 30, 2025 consists primarily of interest income on the trust account.

●	Identification of the chief operating decision maker (“CODM”): The chief operating decisions makers are the Chief Executive and Chief Financial Officers of the Company.

●	Explanation of how the CODM uses the disclose measure of segment profit or loss: The CODM works to maintain costs at a competitive level in its everyday operations. The CODM works to optimize its investment income on the limited choices of available assets based on market conditions. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following: (a) expenses of maintaining its public reporting including accounting, auditing, legal, listing and regulatory, insurance, and (b) search for a business combination candidate, (c) diligence, financing, reporting and closing activities and (d) managing investments in the trust account in order to generate return for shareholders consistent with the regulations surrounding such investments.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after September 30, 2025, the balance sheet date, up to the date the financial statements were available to be issued and concluded there were no material subsequent events that are not already addressed in the financial statements, specifically noting the $250,000 draw down of Working Capital Loans subsequent to September 30, 2025 in November 2025.

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

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of ordinary shares are issued, which could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the equity ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

 Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As of September 30, 2025, we had approximately $431,000 of cash and cash equivalents and negative working capital of approximately $601,000 (which includes approximately $847,000 of deferred compensation that is not payable until closing of an initial business combination). Further, we expect to incur significant costs in the pursuit of our acquisition and financing plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent events

Business Combination Agreement

On September 8, 2025, the Company (the “SPAC”), CoinShares International Limited, a public company limited by shares organized under the laws of the Bailiwick of Jersey, Channel Islands (“CoinShares”), Odysseus Holdings Limited, a private company limited by shares organized under the laws of the Bailiwick of Jersey, Channel Islands (“Holdco”) and Odysseus (Cayman) Limited, a Cayman Islands exempted company (“SPAC Merger Sub”), entered into a business combination agreement (the “Business Combination Agreement” and, the transactions contemplated by the Business Combination Agreement, (the “Business Combination” or the “Transactions”). Capitalized terms used in this Note but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

One (1) day prior to the SPAC Effective Time (as defined below), Vine Hill Capital Sponsor I LLC (“Sponsor”) will (a) forfeit and surrender to SPAC for no consideration 2,933,333 SPAC Class B ordinary share (each, a “SPAC Class B Share” and such forfeited shares, the “Sponsor Forfeited Shares”), (b) elect to convert each remaining issued and outstanding SPAC Class B Share (other than the Sponsor Forfeited Shares) held by it into one (1) SPAC Class A ordinary share (each, a “SPAC Class A Share” and, such conversion, the “SPAC Class B Conversion”) and (c) each outstanding SPAC private placement warrant issued to Sponsor will be forfeited to SPAC for no consideration and cancelled (the “Private Placement Warrant Cancellation”). Immediately prior to the SPAC Effective Time, each SPAC unit issued in connection with the initial public offering of SPAC (each, a “SPAC Unit”), each such SPAC Unit consisting of one (1) SPAC Class A Share and one-half (1/2) of one warrant to purchase one (1) SPAC Class A Share (each such warrant, a “SPAC Public Warrant”), will be separated (the “SPAC Unit Separation”) and the holder of each such SPAC Unit will be deemed to hold one (1) SPAC Class A Share and one-half (1/2) of one SPAC Public Warrant, with any fractional SPAC Public Warrant rounded down to the nearest whole number of SPAC Public Warrants. Immediately after the SPAC Unit Separation, all SPAC Units will be automatically cancelled and cease to exist.

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (x) SPAC will merge with and into SPAC Merger Sub, with SPAC Merger Sub being the surviving entity as a direct, wholly-owned subsidiary of Holdco (the “SPAC Merger” and, the effective time of the SPAC Merger, the “SPAC Effective Time”), and with each SPAC shareholder receiving one Holdco ordinary share (each, a “Holdco Ordinary Share”) for each SPAC Class A ordinary share (each, a “SPAC Class A Share”) in accordance with the terms of the Business Combination Agreement, (y) subject to the approval of SPAC and CoinShares shareholders, among other things, SPAC Merger Sub will acquire CoinShares, with such acquisition being effected by the exchange of all CoinShares Ordinary Shares for Holdco Ordinary Shares by way of a court sanctioned scheme of arrangement under Jersey law (the “Acquisition” and, together with the SPAC Merger, the “Mergers” and, the effective time of the Acquisition, the “Acquisition Effective Time”), pursuant to which CoinShares will become a direct, wholly-owned subsidiary of SPAC Merger Sub and (z) after the Mergers, SPAC Merger Sub will distribute any remaining cash (after giving effect to valid redemption elections of its public shareholders) in SPAC’s trust account held for its public shareholders (the “Trust Account”) to Holdco and will be liquidated. As a result of the transactions contemplated by the Business Combination Agreement, SPAC and CoinShares will become wholly-owned subsidiaries of Holdco, and Holdco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

Consideration

As consideration for the SPAC Merger, at the SPAC Effective Time, (a) each issued and outstanding SPAC Class A Share (including each SPAC Class A Share issued upon the SPAC Class B Conversion) will be converted into one (1) Holdco Ordinary Share and (b) each outstanding SPAC Public Warrant will be assumed by Holdco as a public warrant of Holdco (each, a “Holdco Public Warrant”), having substantially the same terms and conditions and exercisable for Holdco Ordinary Shares. As consideration for the Acquisition, at the Acquisition Effective Time, (w) each CoinShares ordinary share (each, a “CoinShares Ordinary Share”) that is issued and outstanding (other than the PIPE Shares) will be exchanged for the number of Holdco Ordinary Shares equal to the quotient obtained by dividing (i)(A) $1.2 billion divided by (B) the number of Fully Diluted CoinShares Equity Securities (as defined below) (such quotient obtained by dividing (A) by (B), the “Equity Value Per Share”) by (ii) $10.00 (such quotient obtained by dividing (i) by (ii), the “Equity Exchange Ratio”); (x) each option to purchase CoinShares Ordinary Shares (each, a “CoinShares Option”) that is issued and outstanding and has vested pursuant to its terms will be converted into the right to receive an amount in cash equal to the product obtained by multiplying (i) the excess of the Equity Value Per Share over the exercise price of such CoinShares Option that has vested by (ii) the number of CoinShares Ordinary Shares underlying such CoinShares Option; (y) (i) each CoinShares Option that is unvested will be converted into an option to purchase a number of Holdco Ordinary Shares equal to the product obtained by multiplying (A) the number of CoinShares Ordinary Shares underlying such CoinShares Option by (B) the Equity Exchange Ratio, and (ii) the per share exercise price of each Holdco Ordinary Share issuable upon exercise of the converted CoinShare Option will be equal to the quotient obtained by dividing (A) the exercise price per CoinShares Ordinary Share of such CoinShares Option immediately before the Acquisition Effective Time by (B) the Equity Exchange Ratio, subject to the same terms and conditions underlying the CoinShares Option prior to conversion and (z) each PIPE Share will be exchanged for one (1) Holdco Ordinary Share.

“Fully Diluted CoinShares Equity Securities” means (a) the CoinShares Ordinary Shares issued and outstanding immediately prior to the Acquisition Effective Time (other than the PIPE Shares) and (b) the CoinShares Ordinary Shares that, immediately prior to the Acquisition Effective Time, would be issued if the CoinShares Options, whether vested or unvested, were net settled by withholding CoinShares Ordinary Shares upon exercise.

Representations and Warranties; Covenants of the Parties

The Business Combination Agreement contains customary representations and warranties of the parties, which shall not survive the consummation of the Transactions (the “Closing”). Many of the representations and warranties are qualified by materiality, Company Material Adverse Effect or SPAC Material Adverse Effect as defined therein.

The Business Combination Agreement also contains customary pre-Closing covenants of the parties (as described therein), including obligations of the parties to operate their respective businesses, in all material respects, in the ordinary course of business consistent with past practice, and to refrain from taking certain specified actions without the prior written consent of CoinShares, with respect to SPAC, and SPAC, with respect to CoinShares, Holdco and SPAC Merger Sub, in each case, subject to certain exceptions and qualifications. Additionally, the parties have agreed not to solicit, initiate, assist, negotiate or enter into competing transactions, as further provided in the Business Combination Agreement. The covenants do not survive the Closing (other than those that are to be performed after the Closing).

SPAC, CoinShares and Holdco have agreed, as promptly as practicable after the execution of the Business Combination Agreement, to prepare and file with the U.S. Securities and Exchange Commission (the “SEC”), a registration statement on Form F-4 (as amended or supplemented from time to time, the “Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the issuance of the Holdco Ordinary Shares and Holdco Public Warrants to shareholders of SPAC in the Transactions, and containing a proxy statement/prospectus for the purpose of SPAC soliciting proxies from SPAC shareholders to approve, at an extraordinary general meeting of SPAC shareholders, the Business Combination Agreement, the Transactions and related matters (the “SPAC Shareholder Approval”) and providing SPAC public shareholders an opportunity, in accordance with SPAC’s organizational documents and initial public offering prospectus, to have their SPAC Class A Shares redeemed.

Conditions to the Parties’ Obligations to Consummate the Transactions

Under the Business Combination Agreement, the obligations of the parties to consummate (or cause to be consummated) the Transactions are subject to a number of customary conditions, including, among other things: (i) receipt of the SPAC Shareholder Approval; (ii) receipt of the CoinShares Shareholder Approval; (iii) receipt of certain specified regulatory approvals, including, without limitation, expiration or termination of any waiting period under the Hart-Scott-Rodino Act; (iv) consummation of the Transactions not being prohibited or enjoined by any order, rule, regulation or other applicable law; (v) absence of any SPAC secured creditors; (vi) Holdco Ordinary Shares having been approved for listing on The Nasdaq Stock Market (“Nasdaq”) (or any other public stock market or exchange in the United States as may be agreed by CoinShares and SPAC), subject to official notice of issuance thereof; (vii) effectiveness of the Registration Statement in accordance with the Securities Act, and absence of any stop order issued by the SEC which remains in effect with respect to the Registration Statement; and (viii) the Act of the Court having been obtained and delivered to the Jersey Registrar of Companies.

The obligations of SPAC to consummate the Transactions are also subject to, among other things: (i) the respective representations and warranties of CoinShares, Holdco and SPAC Merger Sub being true and correct, subject to the applicable materiality standards contained in the Business Combination Agreement; (ii) material performance or compliance by CoinShares, Holdco and SPAC Merger Sub with their respective pre-Closing covenants; (iii) no SPAC Material Adverse Effect having occurred since the date of the Business Combination Agreement that is continuing; and (iv) material performance by CoinShares and the Key CoinShares Shareholders (as defined below) with their respective pre-Closing covenants under the Shareholder Support Agreement (as defined below).

The obligations of CoinShares, Holdco and SPAC Merger Sub to consummate the Transactions are also subject to, among other things: (i) no information having been made public by SPAC, or otherwise made available to CoinShares, Holdco or SPAC Merger Sub by SPAC, being materially inaccurate, incomplete or misleading in any material respect, and SPAC having made public all material information which is required to be made public under applicable law; (ii) no state of facts, changes, circumstances, occurrences, events or effects having occurred that has had, or would reasonably be expected to have, a materially adverse effect on (x) the business, assets, financial condition or results of operations of SPAC; or (y) the ability of SPAC to perform its material obligations under the Business Combination Agreement or to consummate the Transactions, in each case, subject to certain exceptions; (iii) none of SPAC or SPAC Sponsor having (x) taken any action that is likely to impair the prerequisites for the Closing, or (y) failed to take any action the failure of which is likely to impair the prerequisites for the Closing; and (iv) completion of the Private Placement Warrant Cancellation.

Termination Rights

 The Business Combination Agreement may be terminated at any time prior to the Closing, among other things: (i) by mutual written agreement of SPAC and CoinShares at any time, (ii) by either SPAC or CoinShares if the Transactions shall not have been consummated by June 8, 2026; (iii) by either SPAC or CoinShares if a Governmental Entity of competent jurisdiction shall have issued an Order or taken any other action, in any case having the effect of permanently restraining, enjoining or otherwise prohibiting the Transactions, including the Mergers, which Order or other action is final and nonappealable; (iv) by CoinShares, upon notice and subject to specified conditions with respect to cure of relevant defaults, if any information made public by SPAC, or otherwise made available to CoinShares, Holdco or SPAC Merger Sub by SPAC, is inaccurate, incomplete or misleading in any material respect, or if SPAC has failed to make public all information which is required to be made public under applicable law; (v) by SPAC, upon notice and subject to specified conditions with respect to cure of relevant defaults, upon a breach of any representation, warranty, covenant or agreement set forth in the Business Combination Agreement on the part of CoinShares, Holdco or SPAC Merger Sub, or if any representation or warranty of CoinShares shall have become untrue, in each case, such that the conditions would not be satisfied; (vi) by either SPAC or CoinShares if the SPAC Shareholder Approval is not obtained; or (vii) by either SPAC or CoinShares if the CoinShares Shareholder Approval and the Act of the Court are not obtained.

None of the parties to the Business Combination Agreement is required to pay a termination fee or reimburse any other party for its expenses as a result of a termination of the Business Combination Agreement. However, each party will remain liable for willful breaches of the Business Combination Agreement or for Fraud prior to termination. Notwithstanding the foregoing, CoinShares will bear all fees, costs and expenses incurred by any party in connection the filing of the Registration Statement with the SEC and submitting a listing application for Holdco securities to Nasdaq (or any other public stock market or exchange in the United States as may be agreed by CoinShares and SPAC), regardless of whether the Closing occurs. Additionally, following the Closing, Holdco will be required to reimburse or pay or cause to be reimbursed or paid, all expenses of the parties, provided that expenses of the SPAC (subject to certain exceptions) shall only be reimbursed up to an amount of $4,000,000.

Trust Account Waiver

CoinShares, Holdco and SPAC Merger Sub have agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Trust Account, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

Governing Law and Jurisdiction

The Business Combination Agreement is governed by the laws of the State of New York regardless of the law that might otherwise govern under applicable principles of conflicts of law thereof, except that (a) the scheme of arrangement relating to the Acquisition and matters expressly required by the terms of the Business Combination Agreement to be governed by Jersey law, shall be governed by Jersey law and its regulations and (b) the SPAC Merger and matters expressly required by the terms of the Business Combination Agreement to be governed by Cayman Islands law, shall be governed by Cayman Islands law and its regulations. All actions arising out of or relating to the Business Combination Agreement shall be heard and determined exclusively in any state or federal court located in New York, New York.

The foregoing description of the Business Combination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement, a copy of which is filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 8, 2025 and incorporated by reference herein.

Related Agreements

The business Combination Agreement contemplates various additional agreements including a Sponsor Support Agreement, a Stockholders Support Agreement, a Lock-Up Agreement and an A & R Registration Rights Agreement all as described in the Company’s Current Report on Form 8-K filed on September 8, 2025 including the full text of such agreements which are Exhibits to the Company’s Current Report on Form 8-K filed on September 8, 2025 and incorporated by reference herein.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. All activity for the period from May 24, 2024 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (“Offering”) and, subsequent to the Offering, identifying and completing a suitable business combination. Following the Offering, we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest or dividend income on cash and cash equivalents. Since the Offering, we are incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses related to efforts to identify and evaluate target businesses to complete due diligence and preparation of necessary agreements and disclosures.

Loss from operations - The operating costs incurred in the three and nine months ended September 30, 2025 consist of business combination costs of approximately $1,358,000 and $1,539,000, respectively, executive and director compensation and fees paid to our Sponsor for administrative services aggregating approximately $327,000 and $981,000, respectively (approximately $198,000 and $594,000, respectively, of which is payable upon the closing of an initial business combination) as well as approximately $145,000 and $407,000, respectively, of professional costs, insurance and fees and other costs associated with our financial reporting and operations as a public company.

The operating costs incurred in the three months ended September 30, 2024 and the period from May 24, 2024 (inception) to September 30, 2024 consist primarily of approximately $150,000 and $191,000, respectively of professional fees, insurance and costs associated with our financial reporting as well as, subsequent to the Offering, executive and director compensation and fees paid to our Sponsor for administrative services aggregating approximately $91,000, approximately $55,000 of which is payable upon the closing of an initial business combination.

Other income - Other income for the three and nine months ended September 30, 2025 consisted of approximately $2,415,000 and $7,190,000, respectively, and approximately $759,000 for each of the periods ended September 30, 2024, of interest income primarily resulting from the trust account.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the initial public offering through receipt of $25,000 from the sale of the founder shares and approximately $209,000 drawn down on an up to $300,000 in loans that were available from our sponsor under an unsecured promissory note. In September 2024, we closed on the Offering and the underwriters’ partial exercise of their over-allotment option. In connection with the closing, the approximately $209,000 drawn down under the unsecured promissory note was repaid in full. The net proceeds from the sale of the units in the Offering, including the underwriters’ partial exercise of 2,000,000 of their 3,000,000 unit over-allotment option, and the sale of the private placement warrants for an aggregate purchase price of $5,500,000, after deducting offering expenses of approximately $1,000,000 and underwriting commissions of $4,000,000 (excluding deferred underwriting commissions incurred of $7,700,000, including the partial exercise of the over-allotment option), were approximately $222,500,000, including reimbursement from the underwriters. $221,100,000 was deposited in the trust account, which includes the deferred underwriting commissions described above. The funds in the trust account are to be (i) invested only in cash or U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and/or (ii) deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $100 billion or more.

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

We do not believe we will need to raise additional funds following the Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, any backstop or similar agreements we may enter into following the consummation of the initial public offering or otherwise. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Liquidity and Capital Resources; Going Concern

During September 2024, the Company closed on the Offering of its Class A ordinary shares and the simultaneous sale of private placement warrants resulting in an increase in its liquidity. As of September 30, 2025, the Company had cash and cash equivalents of approximately $431,000 and negative working capital of approximately $601,000 (which includes $847,000 of deferred compensation that is not payable until closing of an initial business combination). Subsequent to September 30, 2025, in November 2025, the Sponsor made a working capital loan to the Company of $250,000 under terms described in Note 6. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions indicate that the Company needs additional working capital. In addition, if the Company cannot complete a business combination before June 9, 2026, it could be forced to wind up its operations and liquidate unless it receives an extension approval from its shareholders. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of September 30, 2025, the Company has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to work closely with vendors and service providers to preserve cash and to complete a business combination prior to the time required for completion in September 2026 or to seek additional working capital from its Sponsor and/or external financing sources to the extent necessary. There is no assurance that the Company’s plans to consummate a business combination, work with creditors to preserve cash and to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-balance sheet financing arrangements

As of September 30, 2025, we have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any agreements for non-financial assets.

Contractual obligations

As of September 30, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. In connection with our initial public offering, we entered into an Administrative Support Agreement with an affiliate of our Sponsor pursuant to which the Company pays such affiliate $10,000 per month for office space, utilities and secretarial and administrative support.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1+	Business Combination Agreement, dated as of September 8, 2025, by and among SPAC, SPAC Merger Sub, Holdco, CoinShares and Company Merger Sub (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated September 8, 2025, File No. 001-42267).
3.1	Amended and Restated Memorandum and Articles of Association incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 11, 2024)
4.1	Warrant Agreement, dated as of September 5, 2024, by and between the Company and Continental Stock Transfer & Trust Company (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.1	Private Placement Warrants Purchase Agreement, dated as of September 5, 2024, between the Company and the Sponsor (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.2	Investment Management Trust Agreement, dated as of September 5, 2024, by and between the Company and Continental Stock Transfer & Trust Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.3	Registration Rights Agreement, dated as of September 5, 2024, by and among the Company, the Sponsor and certain other Holders (as defined therein) (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.4	Letter Agreement, dated as of September 5, 2024, by and among the Company, the Sponsor and the initial shareholders, directors and officers of the Company (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.5	Administrative Services Agreement, dated as of September 5, 2024, between the Company and Vine Hill Capital Partners LLC (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.6	Form of Indemnification Agreement (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.7+	Sponsor Support Agreement, dated as of September 8, 2025, by and among Sponsor, SPAC, CoinShares and Holdco (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated September 8, 2025, File No. 001-42267).
10.8+	Form of Shareholder Support Agreement, dated as of September 8, 2025, by and among the Key CoinShares Shareholders, SPAC, Holdco, CoinShares and SPAC Merger Sub (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated September 8, 2025, File No. 001-42267).
10.9+	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated September 8, 2025, File No. 001-42267).
10.11+	Form of A&R Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated September 8, 2025, File No. 001-42267).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+	Certain schedules, exhibits and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. SPAC will provide a copy of such omitted materials to the Securities and Exchange Commission or its staff upon request.

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VINE HILL CAPITAL INVESTMENT CORP.

Dated: November 12, 2025	By:	/s/ Nicholas Petruska
	Name:	Nicholas Petruska
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2025	By:	/s/ Daniel Zlotnitsky
	Name:	Daniel Zlotnitsky
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)