Form 10-K
period 2025-12-31
Vine Hill Capital Investment Corp.
filed 2026-03-27
CIK 2025396

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

Commission File Number 001-42267

Vine Hill Capital Investment Corp.

(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1794687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 E Broward Blvd, Suite 900

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

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2025, was $221,980,000.

As of March 25, 2026, there were 22,000,000 shares of the Company’s Class A ordinary shares, $0.0001 par value, and 7,333,334 of the Company’s Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ii

PART I

References in this Annual Report to the “Company,” “Vine Hill Capital Investment Corp.,” “Vine Hill,” “SPAC,” “we,” “us,” or “our” are to Vine Hill Capital Investment Corp., a Cayman Islands exempted company. References to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association in effect upon the completion of our initial public offering;

●	“business combination agreement” are to the business combination agreement, by and among SPAC, CoinShares, Holdco and SPAC Merger Sub, dated as of September 8, 2025;

●	“Business Combination” or “Transactions” refer to the transaction contemplated by the business combination agreement;

●	“CoinShares” are to CoinShares International Limited, a public company limited by shares organized under the laws of the Bailiwick of Jersey, Channel Islands;

●	“Combined Company” means Holdco immediately after the consummation of the Business Combination;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“completion window” is the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein. We will have 21 months from the closing of our initial public offering to consummate an initial business combination. Our shareholders can vote at any time to amend our amended and memorandum and articles of association to modify the amount of time we will have to complete an initial business combination, in which case our public shareholders will be offered an opportunity to redeem their public shares;

●	“directors” are to our directors;

●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of such securities;

●	“founder shares” are to our Class B ordinary shares and the Class A ordinary shares issued upon the automatic conversion thereof at the time of our initial business combination or at any time prior thereto at the option of the holder thereof as provided herein;

●	“Holdco” are to Odysseus Holdings Limited, a private company limited by shares organized under the laws of the Bailiwick of Jersey, Channel Islands;

●	“letter agreement” refers to the letter agreement, included hereto as Exhibit 10.3;

●	“initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“permitted withdrawals” means the aggregate amounts withdrawn to pay our taxes, other than excise taxes, if any; all permitted withdrawals can only be made from interest and not from the principal held in the trust account;

●	“private placement” are to a subscription of 5,500,000 warrants at a price of $1.00 per warrant ($5,500,000 in the aggregate) by our sponsor in a private placement that closed simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor in the private placement or issued to our sponsor upon conversion of working capital loans;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;

●	“SPAC Merger Sub” are to Odysseus (Cayman) Limited, a Cayman Islands exempted company;

●	“sponsor” are to Vine Hill Capital Sponsor I LLC, a Delaware limited liability company;

●	“underwriters’ option to purchase additional units” or “over-allotment option” are to the underwriters’ 45-day option to purchase up to an additional 3,000,000 units to cover over-allotments, if any;

●	“warrants” are to our warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and the private placement warrants;

●	“warrant exercise date” are to the date on which the warrants will become exercisable, which is 30 days after the completion of our initial business combination;

●	“warrant expiration date” are to the date on which the warrants expire, which is five years after the completion of our initial business combination or earlier upon redemption or liquidation; and

●	“we,” “us,” “company” or “our company” are to Vine Hill Capital Investment Corp., a Cayman Islands exempted company.

ITEM 1. Business.

Overview

We are a blank check company originally formed as a Cayman Islands exempted company on May 24, 2024 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. The Company has not commenced any operations nor generated any revenues to date. All activity since the initial public offering relate to the Company's search for an initial business combination. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Business Strategy

Our strategy is to identify, acquire and, after our initial business combination, build, an industrial or services business, that stands to benefit from our officers’ and our Executive Director’s experience and operating capabilities. We expect to distinguish ourselves with our ability to:

●	Leverage our Extensive Network of Relationships to Create a Unique Pipeline of Acquisition Opportunities. We believe the combination of our Executive Director’s industry experience and our management’s ability to access Vine Hill Capital Partners’ preeminent network of relationships with CEOs, founders, family owners, private equity sponsors and investment banks will help us to identify and evaluate suitable target businesses that could benefit from our operational and strategic expertise and from management’s experience in structuring complex transactions and accessing capital for growth.

●	Bring Unique Rigor to the Process of Identifying and Acquiring a Private Business that will Ultimately be Well Received in the Public Markets. We believe that our officers and our Executive Director Dean’s strong M&A track record and our extensive experience being involved with 12 SPAC business combinations with a combined total enterprise value of $34.4 billion (at the time of the business combination), which raised over $4.7 billion of total capital to support the business combinations, will provide a distinct advantage for identifying, valuing and completing a business combination that will meet our investors’ expectations.

●	Transform the Target Business and Create Value for Shareholders Following a Business Combination. Based on the aforementioned track record, we believe that our officers and our Executive Director will be able to add value post combination, especially to undermanaged, subscale or otherwise underperforming businesses, by applying strategies successfully employed in the past in order to accelerate revenue growth, improve profit margins and develop a results-oriented culture.

Competitive Advantages

Experienced SPAC Management Team and Seasoned Board of Directors and Special Advisor with Business Combination Success

●	Dean Seavers serves as Executive Director and is one of our independent directors. Mr. Seavers is an innovative global executive focused on sales and margin growth, improved customer outcomes and enhanced employee engagement. The vast majority of his career has been spent in roles building teams focused on unlocking operational value by improving core processes. In December 2024, Mr. Seavers joined the board of directors of CenterPoint Energy, Inc. (NYSE: CNP). Mr. Seavers served as the Chair of the Utility Board of PG&E from 2020 to 2023 following the company’s emergence from bankruptcy. While at PG&E, Mr. Seavers also served as a director of Environmental Impact Acquisition Corp. until its merger with Greenlight Biosciences (NASDAQ: GRNA). From 2015 to 2020, Mr. Seavers served as the President of National Grid US and Executive Director of National Grid, PLC (listed on both LSE and NYSE). He led the transformation of National Grid’s U.S. regulated utility, one of the largest utilities in North America. Profitability and growth went from fourth quartile to first quartile during Mr. Seavers’ tenure, while simultaneously improving safety and customer and employee engagement metrics. From 2012-2015, he served as Chief Executive Officer of Red Hawk, after carving it out from United Technologies. Mr. Seavers’ turnaround of that business facilitated the sale of Red Hawk to ADT, which generated a 4X return for his investors. Prior to founding Red Hawk, Mr. Seavers served as President of Global Services in United Technologies’ Fire & Security division. Mr. Seavers was appointed to this position after successfully leading the sale of GE Security to United Technologies in 2010. Mr. Seavers also served as a Tyco Officer with full P&L responsibility for SimplexGrinnell, a $2 billion North American leader in large commercial fire alarm and fire suppression systems, where he was charged with leading a turnaround initiative to revamp an organization that had consistently underperformed. Mr. Seavers continues to sit on the Boards of both public and private companies in both products and services businesses while also taking on director and advisory positions at financial institutions, such as Stifel, Carlyle Group Inc., Albemarle Corp. and Ametek Inc.

●	Our management team is led by Nicholas Petruska, our Chief Executive Officer, who is a long-tenured and experienced SPAC executive. Mr. Petruska has served as Chief Executive Officer and Director of Vine Hill Capital Investment Corp. (“VCIC II”) (NASDAQ: VCHP) since December 2025 and will serve as special advisor to Long Table Growth Corp following the completion of the initial public offering. Mr. Petruska served as Executive Vice President, Chief Financial Officer, and Secretary of Hennessy Capital Investment Corp. VI (“Hennessy VI”) (NASDAQ: HCVI) from September 2021 to August 2024. Mr. Petruska held the same position with Hennessy Capital Investment Corp. V (“Hennessy V”), Hennessy Capital Investment Corp. IV (“Hennessy IV”), Hennessy Capital Investment Corp. III (“Hennessy III”), Hennessy Capital Investment Corp. II (“Hennessy II”) and a similar position with Hennessy Capital Investment Corp. I (“Hennessy I”). Mr. Petruska led the transaction execution and due diligence assessments of School Bus Holdings (Blue Bird) (NASDAQ: BLBD), Daseke, Inc. (NASDAQ: DSKE), NRC Group (NYSE: NRCG) and Canoo Holdings Ltd (NASDAQ: GOEV), for Hennessy I, II, III and IV, respectively. Mr. Petruska has served as Special Advisor to Learn CW Investment Corporation (NASDAQ: LCW) (“Learn CW”) on its merger with Innventure, Inc. (NASDAQ: INV), Twin Ridge Capital Acquisition Corp. (“Twin Ridge”) on its merger with Carbon Revolution plc (NASDAQ: CREV) and of NewHold Investment Corp. which subsequently merged with Evolv Technologies Holdings, Inc. (NASDAQ: EVLV). Prior to working with the Hennessy Capital SPACs, Mr. Petruska was an investment professional with CHS Capital LLC, a middle-market private equity firm, and prior to that was an investment banker at Morgan Stanley.

●	Mr. Petruska is joined by Daniel Zlotnitsky, our Chief Financial Officer, who has robust experience as a SPAC investor. Mr. Zlotnitsky currently has served as Chief Financial Officer and Director of VCIC II since December 2025. Mr. Zlotnitsky previously served as an investment professional with Hennessy VI and Hennessy V. Mr. Zlotnitsky served as Special Advisor to Learn CW on its merger with Innventure, Inc. (NASDAQ: INV) and Twin Ridge on its merger with Carbon Revolution plc (NASDAQ: CREV). Prior to working with the Hennessy Capital SPACs, Mr. Zlotnitsky was an investment professional at The Gores Group LLC, where he was a member of the SPAC investment team that consummated Gores Holdings IV, Inc.’s merger with United Wholesale Mortgage (NYSE: UWMC), Gores Holdings V, Inc.’s merger with Ardagh Metal Packaging S.A. (NYSE: AMBP), and Gores Metropoulos II, Inc.’s merger with Sonder Holdings Inc. (NASDAQ: SOND). Prior to joining The Gores Group LLC, Mr. Zlotnitsky was an investment professional at Breakaway Capital, a middle-market private equity and structured credit firm, and an investment banker at Houlihan Lokey.

●	Gregory Ethridge is one of our independent directors. Mr. Ethridge has served as a special advisor to VCIC II (NASDAQ: VHCP) since December 2025. Since November 2025, Mr. Ethridge has served as Chairman and Chief Executive Officer of Long Table Growth Corp., a special purpose acquisition company that has publicly filed for an initial public offering. From October 2023 to October 2024, Mr. Ethridge served as a Special Advisor to Learn CW on its merger with Innventure, Inc. (NASDAQ: INV). Mr. Ethridge served as Chief Financial Officer of Canoo Inc. (NASDAQ: GOEV) from August 2023 through October 2024. In January 2025, Canoo Inc. and certain of its subsidiaries filed for liquidation under Chapter 7 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. From October 2021 to August 2024, Mr. Ethridge served as an independent director of Hennessy VI. He previously served as President, Chief Operating Officer and director of Hennessy V and Hennessy IV, a SPAC that merged with Canoo Inc. Prior to his work with Hennessy Capital, Mr. Ethridge was President of Matlin & Partners Acquisition Corporation from January 2017 to November 2018, at which time it merged with USWS Holdings LLC, a growth- and technology-oriented oilfield service company focused exclusively on hydraulic fracturing for oil and natural gas exploration and production companies and is now known as U.S. Well Services, Inc. (NASDAQ: USWS). He served as Senior Partner of MatlinPatterson Global Advisers LLC. Mr. Ethridge has also held director or executive positions at Motorsports Aftermarket Group, MatlinPatterson Global Advisers LLC, FXI Holdings Inc., Gleacher and Company, Imperial Capital LLC, Jefferies and Company, Inc., as well as other boards and investment firms.

●	John Adams is one of our independent directors. Mr. Adams is a senior and experienced investment banker with approximately 40 years of experience in investment banking working across a number of industries in M&A, restructuring, and public and private financing. Mr. Adams currently serves as a Founding Partner of CMD Global Partners, LLC, a boutique investment bank, and Mr. Adams currently serves as a director of VCIC II.. Prior to founding CMD Global Partners, Mr. Adams was a Managing Director at XMS Capital Partners, LLC. Prior to his time at XMS, Mr. Adams spent 14 years at Lazard where he held the titles of Global Head of Private Equity Coverage, Head of Midwest Investment Banking, and Global Head of Automotive Coverage. Prior to Lazard, Mr. Adams spent 13 years with Morgan Stanley in New York, Chicago and London where he ran the firm’s European M&A Business Development effort. Recently, Mr. Adams represented Icahn Enterprises in the $5.4 billion merger of Federal-Mogul LLC and Tenneco Inc.

●	Kevin Charlton is a special advisor. Mr. Charlton has been the Co-Chairman of NewHold Enterprises LLC since 2017 and has spent more than 25 years in private equity. Mr. Charlton currently serves as the Chief Executive Officer of NewHold Investment Corp IV, a special purpose acquisition company in the process of completing its initial public offering. Mr. Charlton has been a special advisor to VCIC II since December 2025. Mr. Charlton has served as the Chief Executive Officer of NewHold Investment Corp III (NASDAQ: NHIC) since September 2024. Mr. Charlton was the Chief Executive Officer of NewHold Investment Corp. II, a $175 million Nasdaq-listed SPAC that merged with Evolv Technologies Holdings, Inc. (NASDAQ: EVLV). Mr. Charlton has been a director of Evolv Technologies Holdings, Inc. (Nasdaq: EVLV), formerly known as NewHold Investment Corp., since NewHold Investment Corp. closed its business combination with Evolv Technologies, Inc. in July 2021. He was the Chief Executive Officer of NewHold Investment Corp. from January 2020 until it closed its business combination with Evolv Technologies, Inc. Prior to NewHold Enterprises, Mr. Charlton was the Co-Founder of River Hollow Partners LLC from June 2013 through April 2017. Mr. Charlton also was the President and Chief Operating Officer of Blue Bird Corporation (NASDAQ: BLBD). He then served as President, Chief Operating Officer and Vice Chairman of the Board of Directors of Daseke, Inc. (NASDAQ: DSKE) and NRC Group (NYSE: NRCG). Prior to NewHold, Mr. Charlton was with JPMorgan (NYSE: JPM), Investcorp, and Macquarie (ASX: MQG). Mr. Charlton has served on more than 25 Boards of Directors in all relevant roles, and in almost all cases as Chairman or Lead Director on behalf of the majority owner. Prior to his career in private equity, Mr. Charlton was with McKinsey and Company in New York and NASA Headquarters in Washington, DC.

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

Business Combination Agreement

On September 8, 2025, the Company, CoinShares, Holdco and SPAC Merger Sub, entered into a business combination agreement. Capitalized terms used in this Annual Report on Form 10-K but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

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

Representations and Warranties

The Business Combination Agreement contains customary representations and warranties of the parties, which shall not survive the consummation of the Transactions (the “Closing”). Many of the representations and warranties are qualified by materiality, Company Material Adverse Effect or SPAC Material Adverse Effect. “Company Material Adverse Effect,” as used in the Business Combination Agreement, means, subject to certain exceptions specified in the Business Combination Agreement, any state of facts, change, circumstance, occurrence, event or effect, that, individually or in the aggregate, has had, or would reasonably be expected to have, a materially adverse effect on (a) the business, assets, financial condition or results of operations of the Group Companies, taken as a whole; or (b) the ability of CoinShares or Holdco, as applicable, to perform its obligations under the Business Combination Agreement or to consummate the Transactions. “SPAC Material Adverse Effect,” as used in the Business Combination Agreement, means, subject to certain exceptions specified in the Business Combination Agreement, any state of facts, change, circumstance, occurrence, event or effect, that, individually or in the aggregate, has had, or would reasonably be expected to have, a materially adverse effect on (a) the business, assets, financial condition or results of operations of SPAC; or (b) the ability of SPAC to perform its obligations under the Business Combination Agreement or to consummate the Transactions. Certain of the representations are subject to specified exceptions and qualifications contained in the Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Business Combination Agreement.

Covenants of the Parties

The Business Combination Agreement also contains customary pre-Closing covenants of the parties, including obligations of the parties to operate their respective businesses, in all material respects, in the ordinary course of business consistent with past practice, and to refrain from taking certain specified actions without the prior written consent of CoinShares, with respect to SPAC, and SPAC, with respect to CoinShares, Holdco and SPAC Merger Sub, in each case, subject to certain exceptions and qualifications. Additionally, the parties have agreed not to solicit, initiate, assist, negotiate or enter into competing transactions, as further provided in the Business Combination Agreement. The covenants do not survive the Closing (other than those that are to be performed after the Closing).

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

Each of CoinShares, Holdco and/or SPAC Merger Sub, as applicable, has also agreed, (a) as promptly as practicable after the execution of the Business Combination Agreement, to apply to the Royal Court of Jersey (the “Court”) for an order convening a meeting of CoinShares shareholders with respect to the Acquisition and related matters and an Act of the Court sanctioning the Acquisition and related matters (the “Act of the Court”), and (b) no later than ten (10) days after the Registration Statement is effective, to call, convene and hold an extraordinary general meetings of CoinShares shareholders for the purpose of obtaining the requisite approval, under Jersey law and as ordered by the Court, of CoinShares shareholders of, among other things, the Acquisition and the other Transactions to which CoinShares is a party (the “CoinShares Shareholder Approval”). In furtherance of the foregoing and the Company’s obligations under the Shareholder Support Agreement (as defined below), as promptly as practicable following the date of the Business Combination Agreement, CoinShares has agreed to take all such actions as are necessary, proper or advisable to obtain the agreement of the CoinShares shareholders required for the CoinShares Shareholder Approval, including, without limitation, the execution of voting agreements or additional Shareholder Support Agreements.

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

Related Agreements

Sponsor Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, SPAC entered into a Sponsor Support Agreement with Sponsor, CoinShares and Holdco (the “Sponsor Support Agreement”), pursuant to which, among other things, Sponsor agreed (i) to vote its SPAC Ordinary Shares in favor of the Business Combination and all related transactions and proposals, and withhold consent for any action that may result in breach of the Business Combination Agreement or otherwise impair the Closing, (ii) to waive any rights to adjustment or other anti-dilution or similar protections with respect to the rate that the SPAC Class B Shares held by Sponsor will convert into SPAC Class A Shares in connection with the Business Combination and related transactions, (iii) not to transfer, redeem or cause the redemption of any of the SPAC Class B Shares or SPAC Class A Shares held by Sponsor prior to or in connection with the consummation of the Business Combination, (iv) to forfeit and surrender the Sponsor Forfeited Shares, (v) to effect the Private Placement Warrant Cancellation, (vi) to consummate the SPAC Class B Conversion one (1) day prior to the SPAC Effective Time, (vii) to release any claims against SPAC, Holdco, CoinShares and SPAC Merger Sub with respect to any matter arising prior to the Closing, subject to customary exceptions and existing contractual rights, and (viii) to cause to be forgiven, for no consideration, any loans made to SPAC by Sponsor, any member of SPAC or Sponsor’s respective management teams, or any other person.

Shareholder Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, a group of CoinShares shareholders (the “Key CoinShares Shareholders”) holding at least 75% of the outstanding CoinShares Ordinary Shares entered into a Shareholder Support Agreement with SPAC, Holdco, CoinShares and SPAC Merger Sub (the “Shareholder Support Agreement”), pursuant to which, among other things, such Key CoinShares Shareholders agreed (i) to vote in favor of the Business Combination and all related transactions and proposals, and withhold consent for any action that may result in breach of the Business Combination Agreement or otherwise impair the Closing, (ii) to waive any preemption rights or similar protections with respect to their CoinShares Ordinary Shares in connection with the Business Combination and related transactions, and (iii) not to transfer, redeem or cause the redemption of any of the CoinShares Ordinary Shares held by such Key CoinShares Shareholders prior to or in connection with the consummation of the Business Combination, subject to customary exceptions and existing contractual rights. The approval of the Acquisition will also require the favorable vote of a majority of the total number of CoinShares shareholders named on the register of shareholders.

Lock-Up Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Sponsor and the Key CoinShares Shareholders (collectively, the “Lock-Up Parties”) entered into a Lock-Up Agreement (the “Lock-Up Agreement”) with Holdco and SPAC, pursuant to which the Lock-Up Parties agreed that the Holdco Ordinary Shares received by each such Lock-Up Party will be locked up and subject to transfer restrictions, as described below, subject to certain exceptions. The Holdco Ordinary Shares held by each Lock-Up Party will be locked up until the earlier of (i) six (6) months after the date of the Closing (the “Anniversary Release”), and (ii) the date on which Holdco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the Closing which results in all of Holdco’s shareholders having the right to exchange their Holdco Ordinary Shares for cash, securities or other property. Beginning on the date that is 90 days after the Closing Date, any CoinShares shareholder prior to the Business Combination that is subject to a Lock-Up Agreement other than any executive officer, founder or director of Holdco, or their respective affiliates, may transfer up to 20% of their respective Holdco Ordinary Shares, so long as the closing sales price of the Holdco Ordinary Shares equals or exceeds $18.00 per share for at least 20 trading days within any 30 consecutive trading day period commencing any time 60 days after the Closing Date. Any CoinShares shareholder prior to the Business Combination that is subject to a Lock-Up Agreement may transfer all of their respective Holdco Ordinary Shares, so long as the closing sales price of the Holdco Ordinary Shares equals or exceeds $22.00 per share for at least 20 trading days within any 30 consecutive trading day period commencing any time after the Closing Date.

Initial Business Combination

We have up to 21 months from the closing of the initial public offering to consummate the initial business combination. We may hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity), in which case our public shareholders will be offered an opportunity to redeem their public shares. As described herein, our sponsor, executive officers and directors have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals), divided by the number of then outstanding public shares, subject to the limitations described herein.

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

Facilities

We currently maintain our executive offices at 500 E Broward Blvd., Suite 900, Fort Lauderdale, FL 33394, and our telephone number is (954) 848-2859. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

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

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, our prospectus dated August 16, 2024 relating to our Offering (the “IPO Prospectus”), and the risks set forth under the “Risk Factors” section of the Registration Statement on Form F-4 filed by Odysseus Holdings Ltd (the “Proxy Statement/Prospectus”). If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Related to the Business Combination and Vine Hill

There may be significant redemptions by our public shareholders in connection with the Business Combination, which may leave the Combined Company under-capitalized.

As of December 31, 2025, there was $233.705 million investments held in the trust account. There can be no assurances that we will be able to retain all of the cash in the trust account. In particular, if a significant number of our public shareholders exercise their redemption right in connection with the Business Combination, the amount of cash left remaining in the trust account upon consummation of the Business Combination will be lower than contemplated. Any such shortfall will reduce the amount of available working capital for Holdco, which may adversely affect Holdco’s business, financial condition and results of operations.

You may be unable to ascertain the merits or risks of CoinShares’ operations.

If the Business Combination is consummated, Holdco will be affected by numerous risks inherent in CoinShares’ business. Although our management has endeavored to evaluate the risks inherent in the proposed Business Combination, we cannot assure you that it can adequately ascertain or assess all of the significant risk factors. Further, some of these risks may be outside of our and CoinShares’ control. We also cannot assure you that an investment in Holdco’s securities will not ultimately prove to be less favorable to our investors than a direct investment, if an opportunity were available, in CoinShares. In addition, if our public shareholders do not believe that the prospects for the Business Combination are promising, a greater number of our public shareholders may exercise their redemption rights, which may make it difficult for us to consummate the Business Combination.

There is no assurance that our due diligence will reveal all material risks that may be present with regard to CoinShares. Subsequent to the completion of the Business Combination, Holdco may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition and its share price, which could cause you to lose some or all of your investment.

We cannot assure you that the due diligence we conducted on CoinShares will reveal all material issues that may be present with regard to CoinShares or that it would be possible to uncover all material issues through a customary amount of due diligence or that risks outside of our and CoinShares’ control will not later arise. CoinShares is aware that we must complete an initial business combination by June 9, 2026 (or such other date as approved by our shareholders). Consequently, CoinShares may have obtained leverage over us, knowing that if we do not complete the Business Combination, we may be unlikely to be able to complete an initial business combination with any other target business prior to such deadline.

CoinShares operates in a highly competitive, regulated industry and CoinShares’ business and platform operations continue to change and evolve. There are no assurances that the business combination with CoinShares will be as profitable as expected, if at all, for CoinShares, the Company and their respective security holders. As a result of these factors, Holdco may be forced to later write-down or write-off assets, restructure operations or incur impairment or other charges that could result in reporting losses.

Even if our due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and would not have an immediate impact on our or Holdco’s liquidity, the fact that charges of this nature are reported could contribute to negative market perceptions about CoinShares or Vine Hill and Holdco’s securities. In addition, charges of this nature, if any, may cause Holdco to violate leverage or other covenants to which it may be (or in the future become) subject as a result of any financing that may be obtained by Holdco after the consummation of the proposed Business Combination transaction. Accordingly, any of our shareholders who choose to remain shareholders of Holdco following the Business Combination could suffer a reduction in the value of their shares.

Past performance by any member of our management team or our board of directors, the sponsor or any of their respective affiliates, may not be indicative of future performance of an investment in us or Holdco.

Past performance by any member of our management team or our board of directors, including persons who are public figures, the sponsor or any of their respective current or former affiliates or entities related to one or more of them, is not a guarantee of success with respect to the Business Combination. You should not rely on the historical record of any member of our management team or our board of directors, including any such persons who are public figures or any of their respective current or former affiliates or entities related to one or more of them or any of the investment performance of any of the foregoing, as indicative of the future performance of an investment in us or Holdco or the returns we or Holdco may (or may not), generate going forward. Additionally, the involvement of a public figure in any business venture does not constitute a guarantee of any such success and you should not make an investment decision regarding the Business Combination based on the involvement of such public figures. You are urged to read carefully and consider independently, all of the information contained in this Annual Report, the Proxy Statement/Prospectus and in Holdco’s public filings after the closing, including the financial statements and other information incorporated herein and therein. You are advised, in your sole discretion, to consult with your own financial and other advisors before you make investment decisions about buying or selling CoinShares, Vine Hill or Holdco securities. Involvement or past performance by persons associated with any of Vine Hill, CoinShares, Holdco or any other businesses, entities or persons affiliated or associated with any of them, including public figures, does not guarantee that the Business Combination, Vine Hill, CoinShares or Holdco will be successful and you should be prepared to lose your entire investment.

There are risks to our shareholders who are not affiliates of our sponsor of becoming shareholders of Holdco through the Business Combination rather than acquiring interests in CoinShares directly in an underwritten public offering, including no independent due diligence review by an underwriter.

There is no independent third-party underwriter involved in the Business Combination or the issuance of Holdco securities in connection therewith. Underwritten public offerings of securities conducted by a licensed broker-dealer are subjected to a due diligence review by the underwriter or dealer manager to satisfy statutory duties under the Securities Act, the FINRA rules and the national securities exchange where such securities are listed. Additionally, underwriters or dealer-managers conducting such public offerings are subject to liability for any material misstatements or omissions in a registration statement filed in connection with the public offering.

If CoinShares became a public company through an underwritten public offering, the underwriters would be subject to liability under Section 11 of the Securities Act for material misstatements and omissions in the initial public offering registration statement. In general, an underwriter is able to avoid liability under Section 11 if it can prove that, it “had, after reasonable investigation, reasonable ground to believe and did believe, at the time the registration statement became effective, that the statements therein (other than the audited financial statements) were true and that there was no omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading.” Because CoinShares will become a U.S. publicly listed company through a business combination with Vine Hill, a SPAC, investors in Vine Hill and Holdco may not have the same remedies available to them under U.S. federal securities laws in connection with the Business Combination as they otherwise might have had if CoinShares were to have gone public in a traditional firm commitment underwritten initial public offering.

In addition, the amount of due diligence we and our advisors conducted by in connection with the Business Combination may not be as high as would have been undertaken by an underwriter in connection with an initial public offering of CoinShares. Accordingly, it is possible that defects in CoinShares’ business or problems with CoinShares’ management that would have been discovered if CoinShares conducted an underwritten public offering will not be discovered in connection with the Business Combination, which could adversely affect the market price of Holdco securities.

Unlike an underwritten initial public offering, the initial trading of Holdco’s securities will not benefit from the book-building process undertaken by underwriters that helps to inform efficient price discovery with respect to opening trades of newly listed shares and underwriter support to help stabilize, maintain or affect the public price of the new issue immediately after listing. The lack of such a process in connection with the listing of Holdco’s securities on Nasdaq could result in diminished investor demand, inefficiencies in pricing and a more volatile public price for Holdco’s securities during the period immediately following the listing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by our public shareholders may be less than $10.62 per Vine Hill public share (based on the trust account balance as of December 31, 2025).

The placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the Company's best interests under the circumstances. Our auditor, Withum Smith+Brown, PC, has not and will not execute an agreement with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the required time period or upon the exercise of a redemption right in connection with its initial business combination or certain amendments to our amended and restated memorandum and articles of association, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the redemption price received by our public shareholders could be less than the $10.62 per public share (based on the trust account balance as of December 31, 2025 and less taxes payable and up to $100,000 of interest to pay dissolution expenses), due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in value of the trust assets (less taxes payable and up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of Vine Hill. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the Business Combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete the Business Combination and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders.

To the extent any bankruptcy claims deplete the trust account, Vine Hill may not be able to return to our public shareholders $10.05 per share (less taxes payable and up to $100,000 of interest to pay dissolution expenses). We have access to minimal funds held outside the trust account with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

Involvement or past performance by consultants, advisors and other persons involved with CoinShares or Holdco, including members of their respective boards of directors, managers, consultants, advisors and other persons, some or all of whom are public figures, may not be indicative of the future performance of CoinShares and CoinShares and you should assess the merits of CoinShares’ business independently and be prepared to lose your entire investment.

Involvement or past performance by advisors, consultants, members of boards of directors, executive officers, managers and other persons involved with CoinShares or Holdco or persons or entities affiliated, associated or otherwise related to any of the foregoing, is not a guarantee of success with respect to the Business Combination or the future results of CoinShares or trading prices of CoinShares securities. You should not rely upon the involvement or past performance of any person or persons as indicative of whether or not you should invest in Vine Hill, Holdco or CoinShares. You are urged to read carefully and consider independently, all of the information contained in this Annual Report, the Proxy Statement/Prospectus and in Holdco’s public filings after the closing, including the financial statements and other information incorporated herein and therein. You are advised, in your sole discretion, to consult with your own financial and other advisors before you make investment decisions about buying or selling Vine Hill or Holdco securities or investing in the business of CoinShares. Involvement or past performance by persons associated with any of CoinShares, Holdco or any other businesses, entities or persons affiliated or associated with any of them, including public figures, does not guarantee that the Business Combination, CoinShares or Holdco will be successful and you should be prepared to lose your entire investment.

The unaudited pro forma financial information included in the Proxy Statement/Prospectus may not be representative of Holdco’s results if the Business Combination is consummated and, accordingly, you will have limited financial information on which to evaluate the financial performance of Holdco and your investment decision.

Vine Hill and CoinShares currently operate as separate companies and Holdco is an entity established solely to affect the proposed Business Combination and has no operations. Vine Hill has had no prior history as an operating company and its operations have not previously been managed on a combined basis. The pro forma financial information included in the Proxy Statement/Prospectus is presented for informational purposes only and is not necessarily indicative of the financial position or results of operations that would have actually occurred had the Business Combination been completed at or as of the dates indicated, nor is it indicative of the future operating results or financial position of Holdco. The pro forma statement of operations does not reflect future nonrecurring charges resulting from the Business Combination. The unaudited pro forma financial information does not reflect future events that may occur after the Business Combination and does not consider potential impacts of current or future market conditions on revenues or expenses. The pro forma financial information has been derived from Vine Hill’s and CoinShares’ historical financial statements and certain adjustments and assumptions have been made regarding Holdco after giving effect to the Business Combination. Differences between preliminary estimates in the pro forma financial information and the final acquisition accounting will occur and could have an adverse impact on the pro forma financial information and Holdco’s financial position and future results of operations. In addition, the assumptions used in preparing the pro forma financial information may not prove to be accurate and other factors may affect Holdco’s financial condition or results of operations following the closing of the business combination. Any potential decline in Holdco’s financial condition or results of operations may cause significant variations in the stock price of Holdco.

Neither our board of directors nor any committee thereof obtained a fairness opinion (or any similar report or appraisal) in determining whether or not to pursue the Business Combination. Consequently, you have no assurance from an independent source that the consideration we are paying for CoinShares is fair to us — and, by extension, our securityholders — from a financial point of view.

Neither our board of directors nor any committee thereof obtained an opinion (or any similar report or appraisal) from an independent investment banking or accounting firm that the consideration that we are paying for CoinShares in the Business Combination is fair to us from a financial point of view. In analyzing the Business Combination, our board of directors reviewed summaries of due diligence results and financial analyses prepared by our management. Our board of directors also consulted with legal counsel and with our management and considered a number of factors, uncertainty and risks and concluded that the proposed Business Combination is in the best interests of the Company and its shareholders. Our board of directors believes that, because of the professional experience and background of its directors and management, it was qualified to conclude that the proposed Business Combination was fair from a financial perspective to its shareholders and that CoinShares’ fair market value was at least 80% of the value of the trust account (excluding the deferred underwriting discount and permitted withdrawals) at the time of execution of the Business Combination Agreement. Accordingly, investors will be relying solely on the judgment of our board of directors in valuing CoinShares and our board of directors may not have properly valued such businesses. As a result, the terms of the Business Combination may not be fair from a financial point of view to our public shareholders. The lack of a fairness opinion (or any similar report or appraisal) may also lead an increased number of our public shareholders to vote against the Business Combination or demand redemption of their public shares, which could potentially impact our ability to consummate the Business Combination.

Our board of directors did not obtain a fairness opinion (or any similar report or appraisal) in connection with its determination to approve the Business Combination (including the consideration to be delivered to CoinShares Shareholders under the terms of the Merger Agreement).

In part because fairness opinions or any similar reports or appraisals ordinarily rely in part on financial projections (which were neither prepared by CoinShares nor used by our board of directors in connection with its evaluation of the proposed Business Combination), our board of directors also did not obtain a fairness opinion (or any similar report or appraisal) in connection with its determination to approve the Business Combination (including the consideration to be paid to CoinShares Shareholders under the terms of the Business Combination Agreement). Accordingly, our investors will be relying solely on the judgment of our board of directors in valuing CoinShares.

Our management and the members of our board of directors have substantial experience evaluating the financial merits of companies across a variety of industries, which our board of directors concluded enabled them to make the necessary analyses and determinations regarding the Business Combination. Our board of directors was provided with financial analyses prepared by our management, which analyses were among the factors considered by the Vine Hill board of directors in its decision-making regarding the proposed Business Combination.

Our financial analyses consisted of Guideline Company Analyses prepared by our management and CoinShares information which included, among other materials, (i) certain CoinShares historical financial and operating history information; (ii) information about CoinShares’ capital markets and asset management businesses, (iii) CoinShares’ ETP offerings (including, among other elements, the expansion of ETPs into different markets and acquisition and consolidation capabilities and opportunities), (iv) historical inflows and outflows from the various CoinShares ETP offerings, (v) information about CoinShares’ IT and cybersecurity infrastructure and processes and (vi) management’s business plans, including CoinShares’ marketing strategies in connection with the proposed Business Combination and generally as well as other potential avenues for future growth.

Including because, as described above, we did not obtain an opinion from an independent third-party valuation firm as to the fairness of the proposed Business Combination to us from a financial point of view, our board of directors may not have properly valued CoinShares. As a result, the terms of the proposed Business Combination may not be fair from a financial point of view to our public shareholders. Uncertainty about our board of directors’ valuation of CoinShares or the consideration being offered to CoinShares Shareholders in the Business Combination, may lead an increased number of our public shareholders to vote against the Business Combination or demand redemption of their public shares, which could potentially impact our ability to consummate the Business Combination. Further, investors are encouraged to read carefully the descriptions about various risks and uncertainties concerning CoinShares’ business described in the Proxy Statement/Prospectus.

Holdco’s ability to be successful following the Business Combination will depend upon the efforts of the Holdco Board and key personnel and the loss of such persons could negatively impact the operations and profitability of Holdco’s post-Business Combination business.

Holdco’s ability to be successful following the Business Combination will be dependent upon the efforts of the Holdco Board and key personnel of Holdco. We cannot assure you that the Holdco Board and key personnel will be effective or successful or remain with Holdco. In addition to the other challenges they will face, such individuals may be unfamiliar with the requirements of operating a public company, which could cause CoinShares’ management to have to expend time and resources helping them become familiar with such requirements.

It is estimated that, pursuant to the Business Combination Agreement, assuming no redemptions prior to or in connection with the proposed Business Combination, our public shareholders will own approximately 14.3% of the equity interests or assets of Holdco after the closing of the Business Combination and our management will not be engaged in the management of Holdco’s business. Accordingly, the future performance of Holdco will depend upon the quality of the post-Business Combination board of directors, management and key personnel of Holdco.

Because our sponsor will lose its entire investment in the Company if the Business Combination or an alternative business combination is not completed by June 9, 2026 (or such other date as approved by our shareholders) and because our sponsor and our executive officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if the Business Combination is not completed, a conflict of interest may have arisen in determining whether CoinShares was appropriate for our initial business combination.

Our sponsor (including certain of our officers and directors who are members of our sponsor) has invested in the Company an aggregate of $5,525,000, consisting of the $25,000 purchase price for 7,333,334 founder shares and the $5.5 million purchase price for 5,500,000 private placement warrants. Some of our officers and directors have an indirect economic interest in such shares. After giving effect to Sponsor Forfeited Shares and the Vine Hill Private Warrant Cancellation, assuming a trading price of $10.63 per Class A ordinary share (based upon the closing price of the Class A ordinary shares on Nasdaq on February 26, 2026), the 4,400,001 Class B ordinary shares, if unrestricted and freely tradable, would have an implied aggregate market value of approximately $46.8 million. Additionally, unless we consummate an initial business combination, it is possible that our officers, directors and our sponsor may not receive reimbursement for out-of-pocket expenses incurred by them, to the extent that such expenses exceed the amount of available funds not deposited in the trust account (provided, however, that, as of the date of this Annual Report, our officers and directors have not incurred (nor are any of the forgoing expecting to occur) out-of-pocket expenses exceeding such funds available to the Company for reimbursement thereof, but provided, further, that if any such expenses are incurred prior to consummation of the Business Combination, our officers, directors and our sponsor may not receive reimbursement therefor if the proposed Business Combination is not consummated).

The personal and financial interests of our executive officers and directors may have influenced their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. At the closing of our initial business combination, our sponsor, executive officers and directors or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on Vine Hill’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In the event the Business Combination or an alternative business combination is completed, there is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on Vine Hill’s behalf. However, our sponsor, executive officers and directors or any of their respective affiliates will not be eligible for any such reimbursement if the Business Combination or an alternative business combination is not completed. Such financial interests of our sponsor, executive officers and directors may have influenced their motivation in approving the Business Combination and may influence their motivation for completing the Business Combination.

Our sponsor paid nominal consideration for the founder shares it holds. As a result, our sponsor may make a substantial profit if the Business Combination is consummated, even if the shares held by our sponsor lose substantial value and even if the Business Combination arguably may not be in the best interests of our public shareholders.

Our sponsor (including certain of our officers and directors who are members of our sponsor) has invested in Vine Hill an aggregate of $5,525,000, consisting of the $25,000 purchase price for 7,333,334 founder shares and the $5.5 million purchase price for 5,500,000 private placement warrants. Some of our officers and directors have an indirect economic interest in such shares. After giving effect to the Sponsor Forfeited Shares and the Vine Hill Private Warrant Cancellation, assuming a trading price of $10.63 per Class A ordinary share (based upon the closing price of the Class A ordinary shares on Nasdaq on February 26, 2026), the 4,400,001 Class B ordinary shares, if unrestricted and freely tradable, would have an implied aggregate market value of approximately $46.8 million. Even if the trading price of Holdco ordinary shares were as low as approximately $1.26 per share, the value of the founder shares would be equal to our sponsor’s initial investment in Vine Hill. If the Business Combination is not completed, however and if Vine Hill is forced to liquidate, our sponsor will lose its entire investment in Vine Hill. As a result, our sponsor is likely to be able to recoup its investment in Vine Hill and make a substantial profit on that investment, even if the public shares have lost significant value.

Our directors and officers may have interests in the Business Combination that differ from the interests of our other shareholders.

Our executive officers negotiated the terms of the Business Combination Agreement with their counterparts at CoinShares and our board of directors determined that the Business Combination Agreement and the transactions contemplated thereby are in the best interests of Vine Hill and its shareholders and approved the Business Combination Agreement and the transactions contemplated thereby. Our executive officers and directors may have financial interests in the Business Combination that may be different from or in addition to, the interests of our shareholders, including, but not limited to, the continued service as an officer or director of Holdco, severance benefits, equity grants, continued indemnification and the potential ability to sell an increased number of Holdco ordinary shares.

Our board of directors was aware of and considered these interests, among other matters, in reaching the determination that the Business Combination Agreement and the transactions contemplated thereby were in the best interests of Vine Hill and its shareholders.

The exercise of our directors’ and executive officers’ discretion in agreeing to changes or waivers in the terms of the Business Combination may result in a conflict of interest when determining whether such changes to the terms of the Business Combination or waivers of conditions are appropriate and in our shareholders’ best interest.

In the period leading up to the closing of the Business Combination, events may occur that, pursuant to the Business Combination Agreement, would require us to agree to amend the Business Combination Agreement, to consent to certain actions taken by CoinShares or to waive rights that we are entitled to under the Business Combination Agreement. Such events could arise because of changes in the course of CoinShares’ business or a request by CoinShares to undertake actions that would otherwise be prohibited by the terms of the Business Combination Agreement. In any of such circumstances, it would be at our discretion to grant its consent or waive those rights. The existence of financial and personal interests of one or more of the directors or officers described in the preceding risk factors (and described elsewhere in this proxy statement/prospectus) may result in a conflict of interest on the part of such director(s) or officers(s) between what he, she or they may believe is best for the Company and its shareholders and what he, she or they may believe is best for himself, herself or themselves in determining whether or not to take the requested action.

Vine Hill and CoinShares will incur significant transaction and transition costs in connection with the Business Combination.

Vine Hill and CoinShares have incurred significant transaction and transition costs in connection with the Business Combination and Holdco will incur significant costs in operating as a public company following the consummation of the Business Combination. Holdco may also incur additional costs to retain key employees.

These expenses will reduce the amount of cash available to be used for other corporate purposes by Holdco if the Business Combination is completed or by Vine Hill if the Business Combination is not completed. If the Business Combination is not consummated, Vine Hill may not have sufficient funds to seek an alternative business combination and may be forced to liquidate and dissolve.

The value of the Holdco ordinary shares which are issued at the closing of the Business Combination in consideration of the founder shares would likely be substantially higher than the nominal price paid for the founder shares, even if the trading price of the Holdco ordinary shares at such time is substantially less than $10.00 per share.

Our sponsor (including certain of our officers and directors who are members of our sponsor) has invested in Vine Hill an aggregate of $5,525,000, consisting of the $25,000 purchase price for 7,333,334 Vine Hill Class B ordinary shares and the $5.5 million purchase price for 5,500,000 private placement warrants. Some of our officers and directors have an indirect economic interest in such shares. After giving effect to the Sponsor Forfeited Shares and the Vine Hill Private Warrant Cancellation, assuming a trading price of $10.63 per Vine Hill Class A ordinary share (based upon the respective closing price of the Class A ordinary shares and the public warrants on Nasdaq on February 26, 2026), the 4,400,001 Class B ordinary shares, if unrestricted and freely tradable, would have an implied aggregate market value of approximately $46.8 million. Even if the trading price of Holdco ordinary shares were as low as approximately $1.26 per share, the value of the founder shares would be equal to our sponsor’s initial investment in Vine Hill. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if the public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of our public shareholders to pursue and consummate the Business Combination rather than to liquidate and to return all of the cash in the trust account to our public shareholders.

Our non-redeeming shareholders and CoinShares Shareholders may not realize a benefit from the Business Combination commensurate with the ownership dilution they will experience in connection with the Business Combination.

If Holdco is unable to realize the full strategic and financial benefits currently anticipated from the Business Combination, our shareholders and the CoinShares Shareholders will have experienced substantial dilution of their ownership interests in their respective companies without receiving any commensurate benefit or only receiving part of the commensurate benefit to the extent Holdco and CoinShares are able to realize only part of the strategic and financial benefits currently anticipated from the Business Combination.

If the conditions to the Business Combination Agreement are not met, the Business Combination may not occur.

Even if the Business Combination is approved by our shareholders and CoinShares shareholders, specified conditions must be satisfied or waived to complete the Business Combination. These conditions are described in detail in the Business Combination Agreement and are for the benefit of the parties to the Business Combination Agreement, any of which may be waived with the consent of the parties thereto, except those that may not be waived under applicable law. In addition to shareholder and member consent these conditions include, among other requirements, (i) approval of the Condition Precedent Proposals (as defined therein) by our shareholders; (ii) approval of the Scheme of Arrangement (as defined therein) by the CoinShares shareholders; (iii) receipt of certain specified regulatory approvals, including, without limitation, expiration or termination of any waiting period under the Hart-Scott-Rodino Act; (iv) consummation of the Business Combination not being prohibited or enjoined by any order, rule, regulation or other applicable law; (v) absence of any SPAC secured creditors; (vi) Holdco ordinary shares having been approved for listing on Nasdaq (or any other public stock market or exchange in the United States as may be agreed by CoinShares and Vine Hill), subject to official notice of issuance thereof; (vii) effectiveness of the registration statement in accordance with the Securities Act and absence of any stop order issued by the SEC which remains in effect with respect to the Registration Statement; and (viii) the Royal Court of Jersey sanctioning the Scheme of Arrangement and the submission by CoinShares of the court’s order to the Registrar of Companies of Jersey for registration. Vine Hill and CoinShares cannot assure you that all of the conditions will be satisfied. If the conditions are not satisfied or waived, the Business Combination may not occur or may be delayed and such delay may cause Vine Hill and CoinShares to each lose some or all of the intended benefits of the Business Combination. If the Business Combination does not occur, Vine Hill may not be able to find another potential candidate for its initial business combination prior to Vine Hill’s deadline (currently June 9, 2026 or such other date as approved by Vine Hill’s shareholders) and Vine Hill will be required to liquidate.

On January 24, 2024, the SEC issued final rules to regulate special purpose acquisition companies. Certain of the procedures that we, a potential business combination target or others may determine to undertake in connection with such rules may increase our costs and the time needed to complete the Business Combination and may constrain the circumstances under which we could complete a business combination.

On January 24, 2024, the SEC issued final rules (the “SPAC Rules”) relating, among other items, to disclosures in business combination transactions between SPACs such as Vine Hill and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and the potential liability of certain participants in proposed business combination transactions. These SPAC Rules may increase the costs of and the time needed to negotiate and complete, an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

The proposed Holdco memorandum and articles of association will designate Jersey courts as the exclusive forum for certain types of actions and proceedings and the federal district courts as the exclusive forum for Securities Act claims, which could limit CoinShares’ shareholders’ ability to choose the judicial forum for disputes with CoinShares or its directors, officers, shareholders or employees.

The proposed Holdco memorandum and articles of association will provide that, Jersey courts shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action, suit or proceeding brought on behalf of CoinShares, (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any director, shareholder, officer or other employee of CoinShares to CoinShares or the CoinShares Shareholders, (iii) any action, suit or proceeding arising pursuant to any provision of Jersey law, the proposed Holdco memorandum and articles of association (as either may be amended from time to time) or (iv) any action, suit or proceeding asserting a claim governed by the internal affairs doctrine, except for, as to each of (i) through (iv) above, any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within 10 days following such determination). If any action the subject matter of which is within the scope of the immediately preceding sentence is filed in a court other than a Jersey court (a “Foreign Action”) in the name of any shareholder, such shareholder shall be deemed to have consented to (i) the personal jurisdiction of the Jersey courts in connection with any action brought in any such court to enforce the provisions of the immediately preceding sentence and (ii) having service of process made upon such shareholder in any such action by service upon such shareholder’s counsel in the Foreign Action as agent for such shareholder. The proposed Holdco memorandum and articles of association will also provide that, to the fullest extent permitted by law, federal district courts of the United States of America will be the sole and exclusive forum for the resolutions of any complaint asserting a cause or causes of action arising under the Securities Act. This provision in the proposed bylaws will not address or apply to claims that arise under the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations under the Exchange Act. To the extent these provisions could be construed to apply to such claims, there is uncertainty as to whether a court would enforce such provisions in connection with such claims and shareholders cannot waive compliance with the federal securities laws and the rules and regulations under the federal securities laws.

Any person or entity purchasing, holding or otherwise acquiring any interest in any of the securities of CoinShares will be deemed to have notice of and consented to the provisions of the proposed bylaws described in the preceding paragraph. These exclusive-forum provisions may limit a shareholder’s ability to bring a claim in a judicial forum of its choosing for disputes with CoinShares or its directors, officers, shareholder or other employees, which may discourage lawsuits against CoinShares and its directors, officers, shareholders and other employees. The enforceability of similar exclusive-forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in the proposed bylaws is inapplicable or unenforceable. If a court were to find these exclusive-forum provisions to be inapplicable or unenforceable in an action, CoinShares may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm its results of operations.

Our public shareholders who redeem their public shares may continue to hold any public warrants that they own, which will result in dilution to non-redeeming shareholders upon exercise of such public warrants.

Our public shareholders who redeem their public shares may continue to hold any public warrants that they own at such time, which will result in additional dilution to non-redeeming holders upon exercise of such warrants. Assuming (a) all redeeming shareholders that acquired units in the initial public offering continue to hold the public warrants that were included in such units and (b) maximum redemption of the Class A ordinary shares held by the redeeming shareholders, 11,000,000 public warrants would be retained by redeeming shareholders. As a result, the redeeming public shareholders would hold public warrants with an aggregate market value of approximately $17.6 million, assuming a closing price of $1.60 as reported by Nasdaq on September 30, 2025, while non-redeeming public shareholders would suffer dilution in their percentage ownership of Holdco upon exercise of the public warrants held by redeeming public shareholders.

You may only be able to exercise your Holdco warrants on a “cashless basis” under certain circumstances and if you do so, you will receive fewer Holdco ordinary shares from such exercise than if you were to exercise such Holdco warrants for cash.

Our warrant agreement provides and the amended and restated warrant agreement will provide, that in the following circumstances holders of Holdco warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Holdco ordinary shares issuable upon exercise of the Holdco warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if Holdco has so elected and the Holdco ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if Holdco has so elected and Holdco calls the Holdco warrants for redemption. If you exercise the Holdco warrants on a cashless basis, you would pay the warrant exercise price by surrendering the Holdco warrants for that number of Holdco ordinary shares to the quotient obtained by dividing (x) the product of the number of Holdco ordinary shares underlying the Holdco warrants, multiplied by the excess of the “fair market value” of the Holdco ordinary shares (as defined in the next sentence) over the exercise price of the Holdco warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Holdco ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of Holdco warrants, as applicable. As a result, you would receive fewer Holdco ordinary shares from such exercise than if you were to exercise such Holdco warrants for cash.

Holdco may redeem your unexpired Holdco warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Holdco warrants worthless.

Holdco will have the ability to redeem all of the outstanding Holdco warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of the Holdco ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like and for certain issuances of Holdco ordinary shares and equity-linked securities for capital raising purposes in connection with the closing of our initial public offering) on each of 20 trading days within a 30 trading-day period commencing once the Holdco warrants become exercisable and ending on the third trading day prior to proper notice of such redemption. Holdco will not redeem the Holdco warrants unless an effective registration statement under the Securities Act covering the Holdco ordinary shares issuable upon exercise of the Holdco warrants is effective and a current prospectus relating to those Holdco ordinary shares is available throughout the 30-day redemption period. If and when the Holdco warrants become redeemable by Holdco, Holdco may exercise its redemption right even if Holdco is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Holdco warrants could force you to (i) exercise your Holdco warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Holdco warrants at the then-current market price when you might otherwise wish to hold your Holdco warrants or (iii) accept the nominal redemption price which, at the time the outstanding Holdco warrants are called for redemption, is likely to be substantially less than the market value of your Holdco warrants.

Holdco may amend the terms of the Holdco warrants in a manner that may be adverse to holders of the Holdco warrants with the approval by the holders of at least a majority of the then outstanding Holdco warrants. As a result, the exercise price of your Holdco warrants could be increased, the exercise period could be shortened and the number of Holdco ordinary shares purchasable upon exercise of a Holdco warrant could be decreased, all without your approval.

Our public warrants were issued in registered form under our warrant agreement and are governed by the terms of the warrant agreement. The warrant agreement provides that the terms of the Holdco warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding Holdco warrants to make any change that adversely affects the interests of the registered holders of the public warrants. Immediately prior to the closing of the Business Combination, Holdco, Vine Hill and Continental Stock Transfer & Trust Company, as warrant agent, enter into an assignment and assumption agreement pursuant to which Vine Hill will assign to Holdco all of its rights, interests and obligations in and under the public warrants and the terms and conditions of the public warrants shall be amended and restated to, among other things, reflect the assumption of the public warrants by Holdco. Accordingly, Holdco may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although Holdco’s ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants, convert the public warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of Holdco ordinary shares purchasable upon exercise of a public warrant.

Our warrant agreement designates and the amended and restated warrant agreement will designate, the courts of the State of New York located in the County of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of the public warrants, as applicable, which will limit the ability of public warrant holders to obtain a favorable judicial forum for disputes with Holdco.

The warrant agreement provides and the amended and restated warrant agreement will provide, that subject to applicable law, (i) any action, proceeding or claim against Holdco arising out of or relating in any way to the Holdco warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York located in the County of New York or the United States District Court for the Southern District of New York, (ii) in each case Holdco irrevocably submits to such jurisdiction, which jurisdiction will be the exclusive forum for any such action, proceeding or claim. Holdco will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement and the amended and restated warrant agreement do not and will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any warrants, as applicable, will be deemed to have notice of and to have consented to the forum provisions in the warrant agreement and the amended and restated warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, as applicable, is filed in a court other than a court of the State of New York located in the County of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of warrants, as applicable, such holder will be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions and (y) having service of process made upon such warrant holder in any such action brought in such court to enforce the forum provisions by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a Holdco warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with Holdco, which may discourage such lawsuits. Holdco warrant holders who are unable to bring their claims in the judicial forum of their choosing may be required to incur additional costs in pursuit of actions which are subject to Holdco’s choice-of-forum provisions. Alternatively, if a court were to find this provision of the warrant agreement or the amended and restated warrant agreement, inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, Holdco may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect Holdco’s business, financial condition and results of operations and result in a diversion of the time and resources of Holdco’s management and board of directors.

If we require our public shareholders who wish to redeem their public shares to comply with the delivery requirements for redemption, such shareholders may be unable to sell their securities when they wish to if the Business Combination is not approved.

If we require our public shareholders who wish to redeem their public shares to comply with specific delivery requirements for redemption and such proposed business combination is not consummated, we will promptly return such certificates to the applicable public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and our public shareholders may not be able to sell their securities when they wish to, even while other shareholders that did not seek conversion may be able to sell their securities.

The Business Combination may be subject to U.S. foreign investment regulations, which may impose conditions on or prevent the consummation of the Business Combination. Such conditions or limitations could also potentially make the Class A ordinary shares less attractive to investors or cause our future investments to be subject to U.S. foreign investment regulations.

Our sponsor is Vine Hill Capital Sponsor I LLC, a Delaware limited liability company. Our sponsor currently owns 7,333,334 Class B ordinary shares, initially purchased by our sponsor in the private placement occurring prior to the initial public offering and 5,500,000 private placement warrants that were purchased by our sponsor in a private placement which occurred simultaneously with the completion of the initial public offering. Nicholas Petruska, our Chief Executive Officer and a U.S. citizen, is the managing member of our sponsor. Other members of our sponsor include certain officers and directors of the Company and other third party investors, who are all U.S. citizens. Our sponsor is not controlled by any non-U.S. persons on a look-through basis. To the best of our knowledge, our sponsor does not have substantial ties or substantial interests with any non-U.S. persons.

Certain acquisitions or an initial business combination may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained or the review process is extended beyond the period of time that would permit an initial business combination to be consummated with us, we may not be able to consummate an initial business combination with such target. In addition, regulatory considerations may decrease the pool of potential target companies we may be willing or able to consider.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate an initial business combination with potential target companies incorporated or having business operations in jurisdictions where national security considerations, involvement in regulated industries (including telecommunications) or in businesses where a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

We do not believe that the business combination with CoinShares is subject to review by CFIUS. However, if we do not complete the business combination with CoinShares, the pool of other potential targets with whom we could complete an initial business combination may be limited and we may be adversely affected in competing with other special purpose acquisition companies that do not have similar ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive a pro rata amount of the funds in the trust account and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in Holdco.

The SPAC Merger may result in adverse tax consequences for holders of our ordinary shares and our public warrants, including our public shareholders exercising their redemption rights with respect to the public shares.

We intend for the SPAC Merger to qualify as a reorganization within the meaning of Section 368(a)(1)(F) of the Code, i.e., an “F Reorganization.” If the SPAC Merger were to fail to qualify as an F Reorganization, a U.S. Holder of Vine Hill could be subject to gain or income recognition, including under the deleterious PFIC rules.

If the Scheme of Arrangement does not qualify as a reorganization under Section 368(a) of the Code, U.S. Holders of CoinShares Shares may be required to pay substantial U.S. federal income taxes.

Vine Hill, Holdco and CoinShares intend for the Scheme of Arrangement (taken together with an election to treat the CoinShares as an entity disregarded as separate from its owner for U.S. federal income tax purposes (the “CTB Election”)) as qualifying as a “reorganization” within the meaning of Section 368(a) of the Code. Subject to the PFIC rules, assuming the Scheme of Arrangement (taken together with the CTB Election) qualifies as a “reorganization” within the meaning of Section 368(a) of the Code, U.S. Holders of CoinShares Shares generally are not expected to recognize gain or loss on the exchange of CoinShares Shares for Holdco ordinary shares as a result of the Scheme of Arrangement. Each such U.S. Holder’s tax basis in the Holdco ordinary shares received in the Scheme of Arrangement generally is expected to be the same as such U.S. Holder’s tax basis in the CoinShares shares surrendered in the Scheme of Arrangement in exchange therefor. The holding period of the Holdco ordinary shares received in the Scheme of Arrangement by the U.S. Holder generally is expected to include the holding period of the CoinShares shares surrendered in the Scheme of Arrangement in exchange therefor.

If the Scheme of Arrangement (taken together with the CTB Election) were to fail to qualify as a “reorganization” within the meaning of Section 368(a) of the Code, a U.S. Holder of CoinShares Shares could be subject to gain or income recognition, including under the deleterious PFIC rules.

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

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. An increasing number of SPACs have liquidated in 2022 through 2024 due to an inability to complete an initial business combination within the allotted completion window. Furthermore, our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine, the armed conflict between Israel and Hamas and military actions involving Iran.

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

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and military actions involving Iran.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and military actions involving Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the recent escalation of the conflicts in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the military actions involving Iran and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

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

Item 2. Properties.

We currently maintain our executive offices at 500 E Broward Blvd., Suite 900, Fort Lauderdale, FL 33394, and our telephone number is (954) 848-2859. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our sponsor for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

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

Holders

Although there are a larger number of beneficial owners, at March 17, 2026, there was one holder of record of our Units, one holder of record of our Class A ordinary shares, one holder of record of our founder shares, one holder of record of our public warrants and one holder of record of our private placement warrants.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

There were no sales of unregistered securities during the fiscal year covered by this Report.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Annual Report to “we,” “us, ”the “Company” or the “SPAC” refer to Vine Hill Capital Investment Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Vine Hill Capital Sponsor I LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and notes thereto contained elsewhere in this report.

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

As of December 31, 2025, we had approximately $92,000 of cash and cash equivalents and approximately $1,471,000 of negative working capital (including approximately $1,045,000 of deferred compensation that is not payable until the closing of our initial business combination). Further, we expect to incur significant costs in the pursuit of our acquisition and financing plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Recent events

Business Combination Agreement

On September 8, 2025, the Company, CoinShares, Holdco and SPAC Merger Sub, entered into a business combination agreement. Capitalized terms used in this Item but not otherwise defined herein have the meanings given to them in the Business Combination Agreement.

One (1) day prior to the SPAC Effective Time (as defined below), Sponsor will (a) forfeit and surrender to SPAC for no consideration 2,933,333 SPAC Class B Shares, (b) elect to convert each remaining issued and outstanding SPAC Class B Share (other than the Sponsor Forfeited Shares) held by it into one (1) SPAC Class A Shares and (c) each outstanding SPAC private placement warrant issued to Sponsor will be forfeited to SPAC for no consideration and cancelled. Immediately prior to the SPAC Effective Time, each SPAC Unit, each such SPAC Unit consisting of one (1) SPAC Class A Share and one-half (1/2) of one SPAC Public Warrant, will be separated and the holder of each such SPAC Unit will be deemed to hold one (1) SPAC Class A Share and one-half (1/2) of one SPAC Public Warrant, with any fractional SPAC Public Warrant rounded down to the nearest whole number of SPAC Public Warrants. Immediately after the SPAC Unit Separation, all SPAC Units will be automatically cancelled and cease to exist.

Pursuant to the Business Combination Agreement, and subject to the terms and conditions set forth therein, (x) SPAC will merge with and into SPAC Merger Sub, with SPAC Merger Sub being the surviving entity as a direct, wholly-owned subsidiary of Holdco, and with each SPAC shareholder receiving one Holdco Ordinary Share for each SPAC Class A Class A Share in accordance with the terms of the Business Combination Agreement, (y) subject to the approval of SPAC and CoinShares shareholders, among other things, SPAC Merger Sub will acquire CoinShares, with such acquisition being effected by the exchange of all CoinShares Ordinary Shares for Holdco Ordinary Shares by way of a court sanctioned scheme of arrangement under Jersey law, pursuant to which CoinShares will become a direct, wholly-owned subsidiary of SPAC Merger Sub and (z) after the Mergers, SPAC Merger Sub will distribute any remaining cash (after giving effect to valid redemption elections of its public shareholders) in SPAC’s Trust Account to Holdco and will be liquidated. As a result of the transactions contemplated by the Business Combination Agreement, SPAC and CoinShares will become wholly-owned subsidiaries of Holdco, and Holdco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with applicable law.

Consideration

As consideration for the SPAC Merger, at the SPAC Effective Time, (a) each issued and outstanding SPAC Class A Share (including each SPAC Class A Share issued upon the SPAC Class B Conversion) will be converted into one (1) Holdco Ordinary Share and (b) each outstanding SPAC Public Warrant will be assumed by Holdco Public Warrant, having substantially the same terms and conditions and exercisable for Holdco Ordinary Shares. As consideration for the Acquisition, at the Acquisition Effective Time, (w) each CoinShares Ordinary Share that is issued and outstanding (other than the PIPE Shares) will be exchanged for the number of Holdco Ordinary Shares equal to the quotient obtained by dividing (i)(A) $1.2 billion divided by (B) the number of Fully Diluted CoinShares Equity Securities (as defined below) (such quotient obtained by dividing (A) by (B), the “Equity Value Per Share”) by (ii) $10.00 (such quotient obtained by dividing (i) by (ii), the “Equity Exchange Ratio”); (x) each option to purchase CoinShares Ordinary Shares (each, a “CoinShares Option”) that is issued and outstanding and has vested pursuant to its terms will be converted into the right to receive an amount in cash equal to the product obtained by multiplying (i) the excess of the Equity Value Per Share over the exercise price of such CoinShares Option that has vested by (ii) the number of CoinShares Ordinary Shares underlying such CoinShares Option; (y) (i) each CoinShares Option that is unvested will be converted into an option to purchase a number of Holdco Ordinary Shares equal to the product obtained by multiplying (A) the number of CoinShares Ordinary Shares underlying such CoinShares Option by (B) the Equity Exchange Ratio, and (ii) the per share exercise price of each Holdco Ordinary Share issuable upon exercise of the converted CoinShare Option will be equal to the quotient obtained by dividing (A) the exercise price per CoinShares Ordinary Share of such CoinShares Option immediately before the Acquisition Effective Time by (B) the Equity Exchange Ratio, subject to the same terms and conditions underlying the CoinShares Option prior to conversion and (z) each PIPE Share will be exchanged for one (1) Holdco Ordinary Share.

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

Representations and Warranties; Covenants of the Parties

The Business Combination Agreement contains customary representations and warranties of the parties, which shall not survive the Closing of the Transactions. Many of the representations and warranties are qualified by materiality, Company Material Adverse Effect or SPAC Material Adverse Effect as defined therein.

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

SPAC, CoinShares and Holdco have agreed, as promptly as practicable after the execution of the Business Combination Agreement, to prepare and file with the SEC, the Registration Statement in connection with the registration under the Securities Act of the issuance of the Holdco Ordinary Shares and Holdco Public Warrants to shareholders of SPAC in the Transactions, and containing a proxy statement/prospectus for the purpose of SPAC soliciting proxies from SPAC shareholders to approve, at an extraordinary general meeting of SPAC shareholders, the Business Combination Agreement, the Transactions and related matters and providing SPAC public shareholders an opportunity, in accordance with SPAC’s organizational documents and initial public offering prospectus, to have their SPAC Class A Shares redeemed.

Conditions to the Parties’ Obligations to Consummate the Transactions

Under the Business Combination Agreement, the obligations of the parties to consummate (or cause to be consummated) the Transactions are subject to a number of customary conditions, including, among other things: (i) receipt of the SPAC Shareholder Approval; (ii) receipt of the CoinShares Shareholder Approval; (iii) receipt of certain specified regulatory approvals, including, without limitation, expiration or termination of any waiting period under the Hart-Scott-Rodino Act; (iv) consummation of the Transactions not being prohibited or enjoined by any order, rule, regulation or other applicable law; (v) absence of any SPAC secured creditors; (vi) Holdco Ordinary Shares having been approved for listing on Nasdaq (or any other public stock market or exchange in the United States as may be agreed by CoinShares and SPAC), subject to official notice of issuance thereof; (vii) effectiveness of the Registration Statement in accordance with the Securities Act, and absence of any stop order issued by the SEC which remains in effect with respect to the Registration Statement; and (viii) the Act of the Court having been obtained and delivered to the Jersey Registrar of Companies.

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

Related Agreements

Sponsor Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, SPAC entered into a Sponsor Support Agreement with Sponsor, CoinShares and Holdco, pursuant to which, among other things, Sponsor agreed (i) to vote its SPAC Ordinary Shares in favor of the Business Combination and all related transactions and proposals, and withhold consent for any action that may result in breach of the Business Combination Agreement or otherwise impair the Closing, (ii) to waive any rights to adjustment or other anti-dilution or similar protections with respect to the rate that the SPAC Class B Shares held by Sponsor will convert into SPAC Class A Shares in connection with the Business Combination and related transactions, (iii) not to transfer, redeem or cause the redemption of any of the SPAC Class B Shares or SPAC Class A Shares held by Sponsor prior to or in connection with the consummation of the Business Combination, (iv) to forfeit and surrender the Sponsor Forfeited Shares, (v) to effect the Private Placement Warrant Cancellation, (vi) to consummate the SPAC Class B Conversion one (1) day prior to the SPAC Effective Time, (vii) to release any claims against SPAC, Holdco, CoinShares and SPAC Merger Sub with respect to any matter arising prior to the Closing, subject to customary exceptions and existing contractual rights, and (viii) to cause to be forgiven, for no consideration, any loans made to SPAC by Sponsor, any member of SPAC or Sponsor’s respective management teams, or any other person.

Shareholder Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, a group of CoinShares shareholders holding at least 75% of the outstanding CoinShares Ordinary Shares entered into a Shareholder Support Agreement with SPAC, Holdco, CoinShares and SPAC Merger Sub, pursuant to which, among other things, such Key CoinShares Shareholders agreed (i) to vote in favor of the Business Combination and all related transactions and proposals, and withhold consent for any action that may result in breach of the Business Combination Agreement or otherwise impair the Closing, (ii) to waive any preemption rights or similar protections with respect to their CoinShares Ordinary Shares in connection with the Business Combination and related transactions, and (iii) not to transfer, redeem or cause the redemption of any of the CoinShares Ordinary Shares held by such Key CoinShares Shareholders prior to or in connection with the consummation of the Business Combination, subject to customary exceptions and existing contractual rights. The approval of the Acquisition will also require the favorable vote of a majority of the total number of CoinShares shareholders named on the register of shareholders.

Lock-Up Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Sponsor and the Key CoinShares Shareholders entered into a Lock-Up Agreement with Holdco and SPAC, pursuant to which the Lock-Up Parties agreed that the Holdco Ordinary Shares received by each such Lock-Up Party will be locked up and subject to transfer restrictions, as described below, subject to certain exceptions. The Holdco Ordinary Shares held by each Lock-Up Party will be locked up until the earlier of (i) the Anniversary Release, and (ii) the date on which Holdco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the Closing which results in all of Holdco’s shareholders having the right to exchange their Holdco Ordinary Shares for cash, securities or other property. Beginning on the date that is 90 days after the Closing Date, any CoinShares shareholder prior to the Business Combination that is subject to a Lock-Up Agreement other than any executive officer, founder or director of Holdco, or their respective affiliates, may transfer up to 20% of their respective Holdco Ordinary Shares, so long as the closing sales price of the Holdco Ordinary Shares equals or exceeds $18.00 per share for at least 20 trading days within any 30 consecutive trading day period commencing any time 60 days after the Closing Date. Any CoinShares shareholder prior to the Business Combination that is subject to a Lock-Up Agreement may transfer all of their respective Holdco Ordinary Shares, so long as the closing sales price of the Holdco Ordinary Shares equals or exceeds $22.00 per share for at least 20 trading days within any 30 consecutive trading day period commencing any time after the Closing Date.

Working Capital Loans

See “Liquidity and Capital Resources” for a description of working capital loans from our sponsor in December 2025 and January 2026.

Results of Operations and Known Trends or Future Events

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from May 24, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering and subsequent to the initial public offering, identifying and completing a suitable business combination, including progressing the CoinShares transaction. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the initial public offering.

The operating costs incurred in the year ended December 31, 2025 and in the period from May 24, 2024 (inception) to December 31, 2024 consist primarily of approximately $449,000 and $310,000, respectively, of professional fees, insurance, costs and fees associated with our financial reporting, listing and other public company costs as well as, subsequent to the initial public offering, costs associated with legal, travel and other costs to identify and evaluate target businesses of approximately $2,275,000 and $337,000, respectively, as well as executive and director compensation and fees aggregating approximately $1,308,000 and $380,000 (approximately $792,000 and $253,000, respectively, of which is payable upon the closing of an initial business combination) and Sponsor fees for administrative services of approximately $120,000 and $38,000, respectively, ($10,000 per month). Since the initial public offering, we are incurring increased expenses as a result of being a public company (for legal, financial reporting, listing, accounting and auditing compliance), as well as for expenses related to efforts to identify and evaluate target businesses and due diligence expenses. We expect our expenses to continue to increase.

Other income for the year ended December 31, 2025 and for the period from inception (May 24, 2024) to December 31, 2024 includes approximately $9,434,000 and $3,200,000 and $16,000, respectively, for interest income primarily on the trust account. Other income during the period from inception (May 24, 2024) to December 31, 2024 also includes a credit of approximately $136,000 for the reversal of the portion of the overallotment liability representing the portion of the overallotment option not exercised.

Liquidity and Capital Resources

Our initial liquidity needs were satisfied prior to the completion of the initial public offering through receipt of $25,000 from the sale of the founder shares and approximately $209,000 drawn down on an up to $300,000 in loans that were available from our sponsor under an unsecured promissory note. In September 2024, we closed on the initial public offering and the underwriters’ partial exercise of its over-allotment option. In connection with the closing, the approximately $209,000 drawn down under the unsecured promissory note was repaid in full. The net proceeds from the sale of the units in the initial public offering, including the underwriters’ partial exercise of 2,000,000 of its 3,000,000 unit over-allotment option, and the sale of the private placement warrants for an aggregate purchase price of $5,500,000, after deducting offering expenses of approximately $1,000,000 and underwriting commissions of $4,000,000 (excluding deferred underwriting commissions incurred of $7,700,000, including the partial exercise of the over-allotment option), were approximately $222,500,000, including reimbursement from the underwriters. $221,100,000 was deposited in the trust account, which includes the deferred underwriting commissions described above. The funds in the trust account will be (i) invested only in cash or U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and/or (ii) deposited in an interest-bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $100 billion or more.

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

During September 2024, the Company closed on the initial public offering of its Class A ordinary shares and the simultaneous sale of private placement warrants resulting in an increase in its liquidity. As of December 31, 2025 and 2024, the Company had cash and cash equivalents balance of approximately $92,000 and $1,088,000, respectively, and working capital of approximately $1,471,000 (negative) $1,471,000 (positive), respectively, (including approximately $1,045,000 and $253,000, respectively, of deferred compensation that is not payable until the closing of our initial business combination). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions indicate that the Company needs additional working capital. In addition, if the Company cannot complete a business combination before June 9, 2026, it could be forced to wind up its operations and liquidate unless it obtains shareholder approval to extend the date on which it must complete its initial business combination. Subsequent to December 31, 2025, in January 2026, the Sponsor made a working capital loan to the Company of an additional $290,000 as described in Note 6. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” as of December 31, 2025, the Company has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to work closely with vendors and service providers to preserve cash, to raise cash through additional working capital loans from its Sponsor and/or external financing sources to the extent necessary and to complete a business combination prior to the time required for completion in June 2026. There is no assurance that the Company’s plans to consummate a business combination, work with creditors to preserve cash and to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

In November 2025, the Company drew down $250,000 under the working capital loan under the provisions described above. As of December 31, 2025, the Company had $250,000 outstanding under these loans which are reported as notes payable – related party in the accompanying financial statements. At December 31, 2024, the Company had no working capital loans outstanding. Subsequent to December 31, 2025, in January 2026, the Company drew down and additional $290,000 of working capital loans under the provisions described above.

If our initial estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution, and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our Founder Shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, any backstop or similar agreements we may enter into following the consummation of the initial public offering or otherwise. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Contractual obligations

As of December 31, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities except as described below.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. As of December 31, 2025, management does not believe that the Company has any critical accounting estimates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2025.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Dean Seavers	65	Executive Director
Nicholas Petruska	39	Chief Executive Officer and Director
Daniel Zlotnitsky	30	Chief Financial Officer and Director
Gregory Ethridge	49	Director
John Adams	63	Director

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

Nicholas Petruska has served as our Chief Executive Officer since our inception and is a long-tenured and experienced SPAC executive. Mr. Petruska has served as Chief Executive Officer and Director of Vine Hill Capital Investment Corp. (“VCIC II”) (NASDAQ: VCHP) since December 2025 and will serve as special advisor to Long Table Growth Corp following the completion of the initial public offering. Mr. Petruska served as Executive Vice President, Chief Financial Officer, and Secretary of Hennessy VI from September 2021 to August 2024. In August 2024, Mr. Petruska resigned his position as Executive Vice President, Chief Financial Officer and Secretary of Hennessy VI. Mr. Petruska’s resignation is unrelated to any disagreement regarding Hennessy VI’s financial statement disclosures, accounting principles or practices, or operations or affairs. Mr. Petruska served as Executive Vice President, Chief Financial Officer, and Secretary of Hennessy V (January 2021 to December 2022), IV (February 2019 to December 2020), III (June 2017 to October 2018), II (July 2015 to February 2017) and a similar position with Hennessy I (January 2014 to February 2015). Hennessy V liquidated in December 2022. Mr. Petruska led the transaction execution and due diligence assessments of School Bus Holdings (Blue Bird) (NASDAQ: BLBD), Daseke, Inc. (NASDAQ: DSKE), NRC Group (NYSE: NRCG) and Canoo Holdings Ltd (NASDAQ: GOEV), for Hennessy I, II, III and IV, respectively. From October 2023 to October 2024, Mr. Petruska served as Special Advisor to Learn CW Investment Corporation (“LearnCW”) on its merger with Innventure, Inc. (NASDAQ: INV), to Twin Ridge Capital Acquisition Corp from November 2022 to November 2023 on its merger with Carbon Revolution plc (NASDAQ: CREV) and of NewHold Investment Corp from July 2020 to July 2021 which subsequently merged with Evolv Technologies Holdings, Inc (NASDAQ: EVLV). Prior to working with the Hennessy Capital SPACs, from July 2012 to July 2014, Mr. Petruska was an investment professional with CHS Capital, a middle-market private equity firm, and from January 2010 to July 2012, an investment banker at Morgan Stanley.

Daniel Zlotnitsky has served as our Chief Financial Officer since our inception. Mr. Zlotnitsky has robust experience as a SPAC investor. Mr. Zlotnitsky currently has served as Chief Financial Officer and Director of VCIC II since December 2025. Mr. Zlotnitsky previously served as an investment professional with Hennessy VI and Hennessy V. Hennessy V liquidated in December 2022. From October 2023 to October 2024, Mr. Zlotnitsky served as Special Advisor to LearnCW on its merger with Innventure, Inc. (NASDAQ: INV) and to Twin Ridge from November 2022 to November 2023 on its merger with Carbon Revolution plc (NASDAQ: CREV). Prior to working with the Hennessy Capital SPACs, from June 2019 to December 2021, Mr. Zlotnitsky was an investment professional at The Gores Group LLC, where he was a member of the SPAC investment team that consummated Gores Holdings IV, Inc.’s merger with United Wholesale Mortgage (NYSE: UWMC), Gores Holdings V, Inc.’s merger with Ardagh Metal Packaging S.A. (NYSE: AMBP), and Gores Metropoulos II, Inc.’s merger with Sonder Holdings Inc. (NASDAQ: SOND). Prior to joining The Gores Group LLC, from April 2018 to June 2019, Mr. Zlotnitsky was an investment professional at Breakaway Capital, a middle-market private equity and structured credit firm, and from July 2017 to April 2018, an investment banker at Houlihan Lokey.

Gregory Ethridge is one of our independent directors. Mr. Ethridge has served as a special advisor to VCIC II (NASDAQ: VHCP) since December 2025. Since November 2025, Mr. Ethridge has served as Chairman and Chief Executive Officer of Long Table Growth Corp., a special purpose acquisition company that has publicly filed for an initial public offering. From October 2023 to October 2024, Mr. Ethridge served as Specia Advisor to LearnCW on its merger with Innventure, Inc. (NASDAQ: INV). Mr. Ethridge served as Chief Financial Officer of Canoo Inc. (NASDAQ: GOEV) from August 2023 through October 2024. In January 2025, Canoo Inc. and certain of its subsidiaries filed for liquidation under Chapter 7 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Prior to serving as Chief Financial Officer of Canoo Inc., Mr. Ethridge served on Canoo Inc.’s board of directors from December 2020 through December 2023. Mr. Ethridge also served as President, Chief Operating Officer, and director of Hennessy VI from October 2021 to August 2023, resigning as President and Chief Operating Officer in connection with his appointment as the Canoo Chief Financial Officer and served as a member of Hennessy VI’s board of directors from October 2021 to August 2024. Prior to this, Mr. Ethridge served as President, Chief Operating Officer, and a director of Hennessy V from January 2021 to December 2022 and President, Chief Operating Officer, and a director of Hennessy IV from February 2019 to December 2020. He has also served as Chairman of Motorsports Aftermarket Group, a designer, manufacturer, marketer and distributor of aftermarket parts, apparel and accessories for the motorcycle and power sports industry since June 2019. He previously served as President of Matlin & Partners Acquisition Corporation from January 2017 to November 2018, at which time it merged with U.S. Well Services, LLC to become U.S. Well Services, Inc., a growth and technology-oriented oilfield service company focused exclusively on hydraulic fracturing which was subsequently sold to ProFrac Holding Corp. (NASDAQ: ACDC) in November 2022. He also served as Senior Partner of MatlinPatterson Global Advisers LLC from January 2009 to December 2019. Mr. Ethridge is qualified to serve on the Board due to his experience in private equity, as well as his financial and capital markets expertise.

John Adams is one of our independent directors. Mr. Adams is a senior and experienced investment banker with approximately 40 years of experience in investment banking working across a number of industries in M&A, restructuring, and public and private financing. Mr. Adams has served as a director of VCIC II since December 2025. Since August 2019, Mr. Adams currently serves as a Founding Partner of CMD Global Partners, LLC, a boutique investment bank. Prior to founding CMD Global Partners, LLC, from March 2013 to August 2019, Mr. Adams was a Managing Director at XMS Capital Partners LLC. Prior to his time at XMS, from August 1999 to March 2013 Mr. Adams spent 14 years at Lazard where he held senior positions such as Global Head of Private Equity Coverage, Head of Midwest Investment Banking, and Global Head of Automotive Coverage. Prior to Lazard, from July 1986 to August 1999, Mr. Adams spent 13 years with Morgan Stanley in New York, Chicago and London where he ran the firm’s European M&A Business Development effort.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	none of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Please see “— Directors and Executive Officers” for a description of our management’s other affiliations.

●	our initial shareholders, officers and directors agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders, officers and directors agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Except as described herein, (1) pursuant to a letter agreement entered into with us, our initial shareholders, officers and directors agreed not to transfer, assign or sell any founder shares held by them until 180 days after completion of our initial business combination. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor with respect to any founder shares, and (2) pursuant to a letter agreement entered into with us, our sponsor agreed not to transfer, assign or sell any private placement warrants and the Class A ordinary shares underlying such warrants until 30 days after the completion of our initial business combination. We refer to such transfer restrictions as the lock-up. Notwithstanding the foregoing, if we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, the founder shares will be released from the lock-up. Since our sponsor, members of our management team may directly or indirectly own ordinary shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

●	our sponsor and members of our management team will directly or indirectly own our securities following our initial public offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of our initial public offering, our sponsor will have invested in us an aggregate of $5,525,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.003 per share) and the $5,500,000 purchase price for the private placement warrants (or $1.00 per warrant), which may be exercised on a cashless basis. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares and if our sponsor were required to pay cash to exercise the private placement warrants.

●	certain members of our management team will receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	in the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	we are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or members of our management team; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

The conflicts described above may not be resolved in our favor.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties:

Individual(1)	Entity	Entity’s Business	Affiliation
Dean Seavers	CenterPoint Energy, Inc.	Electric Services	Director
	Albemarle Corporation	Manufacturing	Director
Ametek, Inc.	Manufacturing	Director
Nicholas Petruska	Vine Hill Capital
Sponsor I LLC	SPAC Sponsorship	Managing Member
	Vine Hill Capital Investment Corp. II	SPAC	Chief Executive Officer and Director
	Vine Hill Capital Sponsor II LLC	SPAC Sponsorship	Managing Member
	Vine Hill Capital Partners LLC	Investment Entity	Managing Member
	Long Table Growth Corp.	SPAC	Special Advisor
Daniel Zlotnitsky	Vine Hill Capital Investment Corp. II	SPAC	Chief Financial Officer and Director
	Vine Hill Capital Partners LLC	Investment Entity	Member
Gregory Ethridge	Vine Hill Capital Investment Corp. II	SPAC	Special Advisor
	Long Table Growth Corp.	SPAC	Chairman and Chief Executive Officer
	Long Table Growth Sponsor LLC	SPAC Sponsorship	Managing Member
John Adams	CMD Global Partners	Investment Bank	Founding Partner
	Vine Hill Capital Investment Corp. II	SPAC	Director

(1)	Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations.

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

The beneficial ownership of our ordinary shares is based on 22,000,000 Class A ordinary shares and 7,333,334 Class B ordinary shares issued and outstanding as of December 31, 2025.

	Number of	Approximate	Number of
	Class A	Percentage of	Class B	Approximate
	Ordinary Shares	Outstanding	Ordinary Shares	Percentage of
	Beneficially	Class A Ordinary	Beneficially	Outstanding
Name and Address of Beneficial Owner	Owned	Shares	Owned (1)	Ordinary Shares
Vine Hill Capital Sponsor I LLC(2)	—	—	7,333,334	25.0%
Nicholas Petruska(2)	—	—	7,333,334	25.0%
Daniel Zlotnitsky	—	—	—	—
Dean Seavers	—	—	—	—
Gregory Ethridge	—	—	—	—
John Adams	—	—	—	—
All executive officers and directors as a group (5 individuals)	—	—	7,333,334	25.0%
Holders of more than 5% of any class of Vine Hill Capital Investment Corp. outstanding ordinary shares
Magnetar Financial LLC(3)	1,800,000	8.18%	—	6.14%
The Goldman Sachs Group, Inc.(4)	1,652,565	7.51%	—	5.63%
First Trust Merger Arbitrage Fund(5)	1,585,550	7.21%	—	5.41%
Aristeia Capital, L.L.C.(6)	1,514,440	6.88%	—	5.16%
Alyeska Investment Group, L.P.(7)	1,366,140	6.21%	—	4.66%
Harraden Circle Investments, LLC(8)	1,261,602	5.73%	—	4.30%
Barclays PLC(9)	1,103,783	5.02%	—	3.76%
Tenor Capital Management Company, L.P.(10)	1,100,000	5.00%	—	3.75%

Less than 1%

(1)	Interests shown consist of 7,333,334 Class B ordinary shares which are referred to herein as founder shares. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment.

(2)	Vine Hill Capital Sponsor I LLC is the record holder of the shares reported herein. Mr. Petruska is the managing member of Vine Hill Capital Sponsor I LLC. As such, Mr. Petruska may be deemed to have or share beneficial ownership of the Class B ordinary shares held directly by Vine Hill Capital Sponsor I LLC. Mr. Petruska disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest Mr. Petruska may have therein, directly or indirectly. Values exclude 5,500,000 Class A ordinary shares that may be purchased by exercising warrants that are not presently exercisable.

(3)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G filed on November 6, 2024, by or on behalf of Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (“Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”) and David J. Snyderman (“Mr. Snyderman”), each of which share voting and dispositive power with respect to certain of the reported shares shown above. This Shares are held for Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Magnetar SC Fund Ltd (“SC Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Credit Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”) a Delaware limited partnership; Magnetar Alpha Star Fund LLC (“Alpha Star Fund”), Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund - T LLC (“Purpose Credit Fund – T"), all Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the Shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Snyderman. The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Snyderman is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(4)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G filed on November 12, 2025, by or on behalf of The Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs & Co. LLC, a New York limited liability company, each of which share voting and dispositive power with respect to certain of the reported shares shown above. The address of the business office is (a) The Goldman Sachs Group, Inc., 200 West Street, New York, NY 10282 and (b) Goldman Sachs & Co. LLC, 200 West Street, New York, NY 10282.

(5)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G filed on November 15, 2025, by or on behalf of First Trust Capital Management L.P. (“FTCM”), First Trust Capital Solutions L.P. (“FTCS”) and FTCS Sub GP LLC (“Sub GP”). FTCM, an investment adviser registered with the SEC that provides investment advisory services to, among others, (i) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Merger Arbitrage Fund and First Trust Multi-Strategy Fund (ii) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940 and (iii) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company (collectively, the “Client Accounts”). FTCS, a Delaware limited partnership and control person of FTCM. Sub GP, a Delaware limited liability company and control person of FTCM. The principal business address of FTCM, FTCS and Sub GP is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

(6)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G filed on November 14, 2024, by or on behalf of Aristeia Capital, L.L.C., a Delaware limited liability company, which serves as the investment manager of, and has voting and investment control with respect to the securities held by one or more private investment funds. The address of the business office of Aristeia Capital is One Greenwich Plaza, Suite 300, Greenwich, CT 06830.

(7)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G filed on November 14, 2025, by or on behalf of Alyeska Investment Group, L.P. (“Alyeska Investment”), Alyeska Fund GP, LLC (“Alyeska Fund”) and Anand Parekh (“Parekh”). Alyeska Investment, the investment manager of Alyeska Fund, has voting and investment control of the shares held by Alyeska Fund. Anand Parekh is the Chief Executive Officer of Alyeska Group and may be deemed to be the beneficial owner of such shares. The principal business address of Alyeska Investment, Alyeska Fund and Parekh is 77 West Wacker Drive, 7th Floor. Chicago, IL 60601.

(8)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G filed on October 15, 2025, by or on behalf of Harraden Circle Investments, LLC, a Delaware limited liability company ("Harraden Adviser"), Harraden Circle Investors GP, LP, a Delaware limited partnership ("Harraden GP"), Harraden Circle Investors GP, LLC, a Delaware limited liability company ("Harraden LLC"), Harraden Circle Investors, LP, a Delaware limited partnership ("Harraden Fund"), Harraden Circle Special Opportunities, LP, a Delaware limited partnership ("Harraden Special Op Fund"), Harraden Circle Strategic Investments, LP, a Delaware limited partnership ("Harraden Strategic Fund"), Harraden Circle Concentrated, LP, a Delaware limited partnership ("Harraden Concentrated Fund") and Frederick V. Fortmiller, Jr. ("Mr. Fortmiller" and together with Harraden Adviser, Harraden GP, Harraden LLC, Harraden Fund, Harraden Special OP Fund, Harraden Strategic Fund and Harraden Concentrated Fund, “Harraden”). Harraden GP is the general partner to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Harraden Concentrated Fund, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, Harraden Concentrated Fund, and other high net worth individuals. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Shares reported herein directly beneficially owned by Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Harraden Concentrated Fund. The principal business address of Harraden is 885 Third Avenue, Suite 2600B, New York, NY 10022.

(9)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G filed on August 12, 2025, by or on behalf of Barclays PLC. The address of the business office of Barclays PLC is 1 Churchill Place, London – E14 5HP.

(10)	The information in the table above is based solely on information contained in this shareholder’s Schedule 13G filed on October 3, 2025, by or on behalf of Tenor Capital Management Company, L.P., a Delaware limited partnership ("Tenor Management"), Tenor Opportunity Master Fund, Ltd., a Cayman Islands ("Tenor Master Fund") and Robin Shah ("Shah" and together with Tenor Management and Tenor Master Fund, "Tenor"). The Class A ordinary shares (the "Shares") are held by Tenor Master Fund. Tenor Management serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Management. By virtue of these relationships, the Tenor Management and Shah may be deemed to have shared voting and dispositive power with respect to the shares owned directly by the Master Fund. Each of the Tenor Management, Master Fund and Shah disclaims beneficial ownership of the shares except to the extent of the their pecuniary interest therein. The address of the business office of Tenor is 810 Seventh Avenue, Suite 1905, New York, NY 10019.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In May 2024, the Company issued an aggregate of 7,666,667 founder shares, in exchange for a $25,000 payment (approximately $0.0033 per share) from the sponsor to cover certain expenses on behalf of the Company. The founder shares are identical to the Public Shares included in the Units sold in the initial public offering except that the founder shares automatically convert into Public Shares at the time of the initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial business combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. In addition, prior to the closing of the initial business combination, only holders of the founder shares have the right to vote on the appointment or removal of directors and on continuing the company in a jurisdiction outside of the Cayman Islands. Our sponsor agreed to forfeit up to an aggregate of 1,000,000 founder shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the founder shares will represent 25% of the Company’s issued and outstanding ordinary shares after the initial public offering. On September 12, 2024, the Company closed on the underwriters’ partial exercise of their over-allotment option to purchase 2,000,000 Units. The underwriters forfeited their option to purchase the remaining 1,000,000 Units. As such, 333,333 founder shares were forfeited, resulting in 7,333,334 founder shares being outstanding after the partial exercise of the underwriters’ over-allotment option at December 31, 2025 and 2024. Our sponsor is not entitled to redemption rights with respect to any founder shares and any public shares held by our sponsor in connection with the completion of the initial business combination. If the initial business combination is not completed within 21 months from the closing of the initial public offering, our sponsor will not be entitled to rights to liquidating distributions from the trust account with respect to any founder shares held by it.

Our sponsor has agreed not to transfer, assign or sell any of its founder shares until the earlier to occur of (A) six months after the completion of the initial business combination or (B) subsequent to the initial business combination (the date on which the Company consummates a transaction which results in the shareholder having the right to exchange its shares for cash, securities, or other property), in each case, subject to certain limited exceptions.

Registration Rights

The holders of founder shares, private placement warrants (and their underlying securities) and warrants that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the founder shares and any Class A ordinary shares held by the initial shareholders at the completion of the initial public offering or acquired prior to or in connection with the initial business combination, are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the registration statement for the initial public offering. These holders are entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Commencing on the date on which the securities were first listed on Nasdaq in September 2024, the Company agreed to reimburse the sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. Approximately $120,000 and $38,000, respectively, was charged to operations during the year ended December 31, 2025 and the period from May 24, 2024 (inception) to December 31, 2024, for this agreement and no amounts were payable at December 31, 2025 or 2024.

Executive Officer and Director Compensation

Also, commencing on the date on which the securities were first listed on Nasdaq in September 2024, the Company agreed to compensate each of its Chief Executive Officer and Chief Financial Officer $33,000 per month for their services prior to the consummation of the Company’s initial business combination, of which $16,500 per month would be payable on a current basis and the balance would be payable upon the completion of the Company’s initial business combination. In addition, the Company agreed to pay its Executive Director director fees of $33,000 per month, all of which would be payable upon the completion of the Company’s initial business combination. Approximately $1,188,000 and $380,000, respectively, was charged to operations during the year ended December 31, 2025 and for the period from May 24, 2024 (inception) to December 31, 2024 for these agreements, including approximately $792,000 and $253,000 of which for the respective periods, which is payable upon completion of an initial business combination. The total amount accrued for deferred compensation aggregated approximately $1,045,000 and $253,000.00, respectively, at December 31, 2025 and 2024.

Related Party Loans

On July 18, 2024, the Company and the sponsor entered into a loan agreement, whereby the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummates the initial public offering. During the period from May 24, 2024 (inception) to the closing of the initial public offering in September 2024, the Company borrowed approximately $209,000 under the Note (all of which was borrowed in the period from May 24, 2024 (inception) to December 31, 2024). The total amount under the Note was repaid at the closing of the initial public offering in September 2024 leaving no balance outstanding at either December 31, 2025 or December 31, 2024. There are no further borrowings available to the Company under the Note.

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

In November 2025, the Company drew down $250,000 under the Working Capital Loan under the provisions described above. As of December 31, 2025 the Company had $250,000 outstanding under these loans which are reported as notes payable – related party in the accompanying financial statements. At December 31, 2024, the Company had no Working Capital Loans outstanding.

Subsequent to December 31, 2025, in January 2026, the Company drew down an additional $290,000 of Working Capital Loan under the provisions described above.

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

Audit Fees. During the period from January 1, 2025 through December 31, 2025, fees for our independent registered public accounting firm were approximately $105,900 for the services Withum performed in connection with periodic filing and the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from January 1, 2025 through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from January 1, 2025 through December 31, 2025, our independent registered public accounting firm did not render services to us related to tax compliance, advice or planning. The Company incurred $5,250 of tax fees for certain passive foreign investment company services.

All Other Fees. During the period from January 1, 2025 through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from May 24, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from May 24, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from May 24, 2024 (inception) through December 31, 2024	F-6
Notes to financial statements	F-7 to F-24

(2)	Financial Statement Schedules:

None.

(3)	Exhibits.

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

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of September 8, 2025, by and among SPAC, SPAC Merger Sub, Holdco, CoinShares and Company Merger Sub (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 8, 2025)
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 11, 2024)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on August 16, 2024)
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on August 16, 2024)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on August 16, 2024)
4.4	Warrant Agreement, dated as of September 5, 2024, by and between the Company and Continental Stock Transfer & Trust Company (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.1	Private Placement Warrants Purchase Agreement, dated as of September 5, 2024, between the Company and the Sponsor (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.2	Investment Management Trust Agreement, dated as of September 5, 2024, by and between the Company and Continental Stock Transfer & Trust Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.3	Registration Rights Agreement, dated as of September 5, 2024, by and among the Company, the Sponsor and certain other Holders (as defined therein) (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.4	Letter Agreement, dated as of September 5, 2024, by and among the Company, the Sponsor and the initial shareholders, directors and officers of the Company (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.5	Administrative Services Agreement, dated as of September 5, 2024, between the Company and Vine Hill Capital Partners LLC (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.6	Form of Indemnification Agreement (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 11, 2024, incorporated by reference herein)
10.7	Sponsor Support Agreement, dated as of September 8, 2025, by and among Sponsor, SPAC, CoinShares and Holdco (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2025)
10.8	Form of Shareholder Support Agreement, dated as of September 8, 2025, by and among the Key CoinShares Shareholders, SPAC, Holdco, CoinShares and SPAC Merger Sub (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 8, 2025)
10.9	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 8, 2025)
10.10	Form of A&R Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 8, 2025)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 26, 2025).
31.1	Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 26, 2025).
101.NS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Fort Lauderdale, State of Florida, on the 27th of March 2026.

VINE HILL CAPITAL INVESTMENT CORP.

By:	/s/ Nicholas Petruska
Name:	Nicholas Petruska
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Nicholas Petruska
Name:	Nicholas Petruska
Title:	Chief Executive Officer and Director (Principal Executive Officer)
Date:	March 27, 2026

By:	/s/ Daniel Zlotnitsky
Name:	Daniel Zlotnitsky
Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)
Date:	March 27, 2026

By:	/s/ Dean Seavers
Name:	Dean Seavers
Title:	Executive Director
Date:	March 27, 2026

By:	/s/ Gregory Ethridge
Name:	Gregory Ethridge
Title:	Director
Date:	March 27, 2026

By:	/s/ John Adams
Name:	John Adams
Title:	Director
Date:	March 27, 2026

VINE HILL CAPITAL INVESTMENT CORP.

INDEX TO FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the year ended December 31, 2025 and for the period from May 24, 2024 (inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2025 and for the period from May 24, 2024 (inception) through December 31, 2024	F-5
Statements of Cash Flows for the year ended December 31, 2025 and for the period from May 24, 2024 (inception) through December 31, 2024	F-6
Notes to financial statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Vine Hill Capital Investment Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vine Hill Capital Investment Corp. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2025 and for the period from May 24, 2024 (inception) to December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from May 24, 2024 (inception) to December 31, 2024in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that Vine Hill Capital Investment Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, if Vine Hill Capital Investment Corp. is unable to raise additional funds to alleviate liquidity needs and complete a business combination, currently by June 9, 2026, then Vine Hill Capital Investment Corp. will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about Vine Hill Capital Investment Corp.’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2024.

New York, New York

March 27, 2026

PCAOB Number 100

VINE HILL CAPITAL INVESTMENT CORP.
BALANCE SHEETS

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$92,000	$1,088,000
Prepaid expenses	201,000	263,000
Total current assets	293,000	1,351,000

Investments held in Trust Account	233,705,000	224,294,000
Total assets	$233,998,000	$225,645,000

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,000	$4,000
Accrued liabilities	321,000	129,000
Notes payable – related party	250,000	-
Deferred compensation -related parties	1,045,000	253,000
Total current liabilities	1,628,000	386,000
Other liabilities:
Deferred legal fees	2,094,000	521,000
Deferred underwriting fee payable	-	7,700,000
Total liabilities	3,722,000	8,607,000
Commitments and contingencies
Class A ordinary shares subject to possible redemption; 22,000,000 shares outstanding at $10.62 and $10.20 per share at December 31, 2025 and 2024, respectively	233,705,000	224,294,000
Shareholders’ deficit:
Preference shares, $0.0001 par value; 1,000,000 authorized shares; none issued or outstanding at December 31, 2025 and December 31, 2024	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 authorized shares; none issued or outstanding at December 31, 2025 and 2024 (excluding 22,000,000 shares subject to possible redemption)	-	-
Class B ordinary shares, $0.0001 par value, 20,000,000 authorized shares; 7,333,334 shares issued and outstanding at December 31, 2025 and 2024	1,000	1,000
Additional paid-in capital	-	-
Accumulated deficit	(3,430,000)	(7,257,000)
Total Shareholders’ deficit	(3,429,000)	(7,256,000)
Total liabilities, Class A ordinary shares subject to possible redemption and Shareholders’ deficit	$233,998,000	$225,645,000

The accompanying notes to financial statements are an integral part of these financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2025	For the period from May 24, 2024 (inception) to December 31, 2024
General and administrative expenses	$3,896,000	$1,065,000
Loss from operations	(3,896,000)	(1,065,000)
Other income (expense):
Interest income on Trust Account	9,411,000	3,194,000
Interest income on operating account	23,000	16,000
Credit for overallotment option liability expiration	—	136,000
Other income	9,434,000	3,346,000
Net income	$5,538,000	$2,281,000

Weighted average Class A ordinary shares outstanding - basic and diluted	22,000,000	11,270,000
Class A ordinary shares – Basic and diluted net income per share	$0.19	$0.12

Weighted average Class B ordinary shares outstanding – Basic	7,333,334	6,902,000
Diluted	7,333,334	7,471,000
Class B ordinary shares – Basic net income per share	$0.19	$0.12
Class B ordinary shares – Diluted net income per share	$0.19	$0.12

The accompanying notes to financial statements are an integral part of these financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class B Ordinary Shares		Additional Paid-In	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of May 24, 2024 (inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	7,666,667	1,000	24,000	—	25,000
Issuance of 5,500,000 Private Placement Warrants	—	—	5,500,000	—	5,500,000
Estimated fair value of 11,000,000 Public Warrants issued as part of Units sold in the Offering	—	—	1,045,000	—	1,045,000
Allocated value of transaction costs to Public and Private Warrants	—	—	(46,000)	—	(46,000)
Accretion in value of Class A ordinary shares at closing of the Offering	—	—	(6,523,000)	(9,810,000)	(16,333,000)
Over-allotment option exercised	—	—	—	272,000	272,000
Founder shares forfeited on partial exercise of underwriter over-allotment option	(333,333)	—	—	—	—
Net income	—	—	—	2,281,000	2,281,000
Balance as of December 31, 2024	7,333,334	$1,000	$—	$(7,257,000)	$(7,256,000)
Accretion in value of Class A ordinary shares	—	—	—	(1,711,000)	(1,711,000)
Net income	—	—	—	5,538,000	5,538,000
Balance as of December 31, 2025	7,333,334	$1,000	$—	$(3,430,000)	$(3,429,000)

The accompanying notes to financial statements are an integral part of these financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2025	For the period from May 24, 2024 (inception) to December 31, 2024
Cash flows from operating activities
Net income	$5,538,000	$2,281,000
Adjustments to reconcile net income to net cash used in operating activities:
Income earned on investments held in Trust Account	(9,411,000)	(3,194,000)
Credit for over-allotment liability expired	—	(136,000)
Formation expenses paid directly by Founders	—	16,000
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	62,000	(264,000)
Increase in accounts payable	8,000	4,000
Increase in accrued liabilities	192,000	129,000
Increase in deferred legal fees	1,573,000	231,000
Increase in deferred compensation – related parties	792,000	253,000
Net cash used in operating activities	(1,246,000)	(680,000)
Cash used in investing activities
Investment of cash into Trust Account	—	(221,100,000)
Net cash used in investing activities	—	(221,100,000)
Cash flows from financing activities
Proceeds from Note payable – related party	250,000	150,000
Repay Note payable – related party	—	(209,000)
Proceeds from sale of Units net of underwriting discounts and reimbursements	—	218,000,000
Proceeds from sale of Private Placement Warrants	—	5,500,000
Payment of offering costs	—	(573,000)
Net cash provided by financing activities	250,000	222,868,000
Net (decrease) increase in cash	(996,000)	1,088,000
Cash – beginning of period	1,088,000	—
Cash – end of period	$92,000	$1,088,000
Supplemental disclosure of noncash activities:
Waiver of deferred offering fee	$7,700,000	$—
Deferred offering costs and general and administrative costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$9,000
Deferred underwriting payable	$—	$7,700,000
Deferred legal fees related to offering costs	$—	$408,000
Deferred offering costs paid directly by Sponsor through promissory note	$—	$59,000

The accompanying Notes to financial statements are an integral part of these financial statements.

VINE HILL CAPITAL INVESTMENT CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

As of December 31, 2025, the Company had not yet commenced operations. All activity for the period from May 24, 2024 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (“Offering”), which is described below, and subsequent to the Offering, identifying and completing a suitable business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Offering.

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

The Company’s amended and restated memorandum and articles of association provides that, other than the permitted withdrawals (as defined below), if any, none of the funds held in the trust account will be released until the earlier of (i) the completion of the initial business combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, of the Company (the “Public Shares”), that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) in a manner that would modify the substance or timing of its obligation to redeem the Public Shares in connection with the initial business combination or to redeem 100% of the Public Shares if the Company does not complete an initial business combination within 21 months from the closing of the Offering (June 9, 2026) or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-initial business combination activity; and (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an initial business combination within 21 months from the closing of the Offering (subject to the requirements of law). The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Pursuant to the Company’s amended and restated memorandum and articles of association if the Company is unable to complete the initial business combination within 21 months from the closing of the Offering (June 9, 2026), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned (which interest shall be net of permitted withdrawals for taxes, if any, and up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the trust account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the initial business combination within 21 months of the closing of the Offering. However, if the Sponsor and management team acquire Public Shares in or after the Offering, they will be entitled to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial business combination within the prescribed time period.

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

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from each of the ongoing Russia-Ukraine, the Israel-Hamas conflicts and the military actions involving Iran, as well as recent developments to U.S. trade policies. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the recent escalation of the conflicts in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the ongoing Russia-Ukraine, the Israel-Hamas conflicts, the military actions involving Iran and subsequent sanctions or related actions or the recent changes to trade policies by the United States and other countries, could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Liquidity and Capital Resources; Going Concern

As of December 31, 2025, the Company had cash and cash equivalents of approximately $92,000 and negative working capital of approximately $1,471,000 (which includes $1,045,000 of deferred compensation that is not payable until closing of an initial business combination). Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions indicate that the Company needs additional working capital. In addition, if the Company cannot complete a business combination before June 9, 2026, it could be forced to wind up its operations and liquidate unless it obtains shareholder approval to extend the date on which it must complete its initial business combination. Subsequent to December 31, 2025, in January 2026, the Sponsor made a working capital loan to the Company of an additional $290,000 as described in Note 6. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements—Going Concern,” as of December 31, 2025, the Company has concluded that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. The Company’s plan to deal with this uncertainty is to work closely with vendors and service providers to preserve cash, to raise cash through additional working capital loans from its Sponsor and/or external financing sources to the extent necessary and to complete a business combination prior to the time required for completion in June 2026. There is no assurance that the Company’s plans to consummate a business combination, work with creditors to preserve cash and to receive loans, if available, from its Sponsor and/or external financing sources will be successful or successful within the required timeframe. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Related Agreements

Sponsor Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, SPAC entered into a Sponsor Support Agreement with Sponsor, CoinShares and Holdco (the “Sponsor Support Agreement”), pursuant to which, among other things, Sponsor agreed (i) to vote its SPAC Ordinary Shares in favor of the Business Combination and all related transactions and proposals, and withhold consent for any action that may result in breach of the Business Combination Agreement or otherwise impair the Closing, (ii) to waive any rights to adjustment or other anti-dilution or similar protections with respect to the rate that the SPAC Class B Shares held by Sponsor will convert into SPAC Class A Shares in connection with the Business Combination and related transactions, (iii) not to transfer, redeem or cause the redemption of any of the SPAC Class B Shares or SPAC Class A Shares held by Sponsor prior to or in connection with the consummation of the Business Combination, (iv) to forfeit and surrender the Sponsor Forfeited Shares, (v) to effect the Private Placement Warrant Cancellation, (vi) to consummate the SPAC Class B Conversion one (1) day prior to the SPAC Effective Time, (vii) to release any claims against SPAC, Holdco, CoinShares and SPAC Merger Sub with respect to any matter arising prior to the Closing, subject to customary exceptions and existing contractual rights, and (viii) to cause to be forgiven, for no consideration, any loans made to SPAC by Sponsor, any member of SPAC or Sponsor’s respective management teams, or any other person.

Shareholder Support Agreement

Contemporaneously with the execution of the Business Combination Agreement, a group of CoinShares shareholders (the “Key CoinShares Shareholders”) holding at least 75% of the outstanding CoinShares Ordinary Shares entered into a Shareholder Support Agreement with SPAC, Holdco, CoinShares and SPAC Merger Sub (the “Shareholder Support Agreement”), pursuant to which, among other things, such Key CoinShares Shareholders agreed (i) to vote in favor of the Business Combination and all related transactions and proposals, and withhold consent for any action that may result in breach of the Business Combination Agreement or otherwise impair the Closing, (ii) to waive any preemption rights or similar protections with respect to their CoinShares Ordinary Shares in connection with the Business Combination and related transactions, and (iii) not to transfer, redeem or cause the redemption of any of the CoinShares Ordinary Shares held by such Key CoinShares Shareholders prior to or in connection with the consummation of the Business Combination, subject to customary exceptions and existing contractual rights. The approval of the Acquisition will also require the favorable vote of a majority of the total number of CoinShares shareholders named on the register of shareholders.

Lock-Up Agreement

Concurrently with the execution and delivery of the Business Combination Agreement, Sponsor and the Key CoinShares Shareholders (collectively, the “Lock-Up Parties”) entered into a Lock-Up Agreement (the “Lock-Up Agreement”) with Holdco and SPAC, pursuant to which the Lock-Up Parties agreed that the Holdco Ordinary Shares received by each such Lock-Up Party will be locked up and subject to transfer restrictions, as described below, subject to certain exceptions. The Holdco Ordinary Shares held by each Lock-Up Party will be locked up until the earlier of (i) six (6) months after the date of the Closing (the “Anniversary Release”), and (ii) the date on which Holdco consummates a liquidation, merger, capital stock exchange, reorganization or other similar transaction after the Closing which results in all of Holdco’s shareholders having the right to exchange their Holdco Ordinary Shares for cash, securities or other property. Beginning on the date that is 90 days after the Closing Date, any CoinShares shareholder prior to the Business Combination that is subject to a Lock-Up Agreement other than any executive officer, founder or director of Holdco, or their respective affiliates, may transfer up to 20% of their respective Holdco Ordinary Shares, so long as the closing sales price of the Holdco Ordinary Shares equals or exceeds $18.00 per share for at least 20 trading days within any 30 consecutive trading day period commencing any time 60 days after the Closing Date. Any CoinShares shareholder prior to the Business Combination that is subject to a Lock-Up Agreement may transfer all of their respective Holdco Ordinary Shares, so long as the closing sales price of the Holdco Ordinary Shares equals or exceeds $22.00 per share for at least 20 trading days within any 30 consecutive trading day period commencing any time after the Closing Date.

Note 3 — Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less when acquired, to be cash equivalents. The Company’s cash equivalents included approximately $92,000 and $1,088,000, respectively, invested in a money market fund with a financial institution as of December 31, 2025 and 2024.

Investments Held in Trust Account

 At December 31, 2025 and 2024, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The Company’s investments are presented at fair value on the balance sheets. Gains and losses resulting from the change in fair value of investments held in the trust account are included in interest income on trust account in the statements of operations. As of December 31, 2025 and 2024, the Company did not withdraw any interest earned on the trust account.

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

The following tables reflect the net income per share after allocating income between the shares based on outstanding shares:

	Year ended December 31, 2025		Period from May 24, 2024 (inception) to December 31, 2024
	Class A	Class B	Class A	Class B
Numerator:
Basic and diluted net income per share of ordinary shares:
Allocation of income –
Basic	$4,154,000	$1,384,000	$1,415,000	$866,000
Diluted	$4,154,000	$1,384,000	$1,372,000	$909,000
Denominator:
Weighted average shares of ordinary shares:
Basic	22,000,000	7,333,334	11,270,000	6,902,000
Diluted	22,000,000	7,333,334	11,270,000	7,471,000

Net income per share of ordinary shares –
Basic	$0.19	$0.19	$0.12	$0.12
Diluted	$0.19	$0.19	$0.12	$0.12

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

While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,000, all Class A ordinary shares are redeemable and classified as such on the Company’s balance sheets until such time as a redemption event takes place. As of December 31, 2025 and 2024, the value of Class A ordinary shares that may be redeemed is equal to approximately $10.62 and $10.20 per share, respectively.

The Company recognizes changes immediately as they occur and adjusts the carrying value of the securities at the end of each reporting period. Increases or decreases in the carrying amount of redeemable Class A ordinary shares are affected by adjustments to accumulated deficit. Accordingly, as of December 31, 2025 and December 31, 2024, all of the 22,000,000 public shares were classified outside of permanent equity. Class A ordinary shares subject to possible redemption consist of:

	Dollars	Shares
Gross proceeds of Offering	$220,000,000	22,000,000
Less: Proceeds allocated to Public Warrants	(1,045,000)	—
Proceeds allocated to over-allotment option	(408,000)	—
Offering costs	(10,586,000)	—
Plus: Accretion of carrying value to redemption value	16,333,000	—
Class A ordinary shares subject to possible redemption as of December 31, 2024	$224,294,000	22,000,000
Plus: Waiver of deferred underwriting fee payable allocated to Class A ordinary shares subject to possible redemption	7,700,000	—
Accretion of carrying value to redemption value	1,711,000	—
Class A ordinary shares subject to possible redemption as of December 31, 2025	$233,705,000	22,000,000

Warrant Instruments

The Company has accounted for the Public and Private Placement Warrants issued in connection with the Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and has classified the warrant instruments under equity treatment at their assigned values. There are currently Public and Private Placement Warrants outstanding to purchase an aggregate of 16,500,000 ordinary shares as of December 31, 2025 and 2024.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company granted the underwriters a 45-day option to purchase up to 3,000,000 additional Units to cover any over-allotments at the Offering price less the underwriting discounts and commissions. The Company closed on the underwriters’ exercise of their option to purchase 2,000,000 Units on September 12, 2024. The underwriters forfeited the option to purchase the remaining 1,000,000 Units. The Units that were issued in connection with the over-allotment option are identical to the Units issued in the Offering. The Company considers the overallotment option a derivative instrument and had recorded it at its estimated fair value of $408,000 in its balance sheets at that time. The over-allotment liability was satisfied and extinguished upon the partial exercise and forfeiture in September 2024 and the relief of the liability was credited to the statements of operations at that time. Estimated fair value at inception was determined using a Black-Scholes model (a Level 3 input) using the following assumptions:

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

Note 6 — Related Party Transactions

Founder Shares

In May 2024, the Company issued an aggregate of 7,666,667 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.0033 per share) from the Sponsor to cover certain expenses on behalf of the Company. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A ordinary shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial business combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial business combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. In addition, prior to the closing of the initial business combination, only holders of the Founder Shares had the right to vote on the appointment or removal of directors and on continuing the company in a jurisdiction outside of the Cayman Islands. The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares will represent 25% of the Company’s issued and outstanding ordinary shares after the Offering. On September 12, 2024, the Company closed on the underwriters’ partial exercise of their over-allotment option to purchase 2,000,000 Units. The underwriters forfeited their option to purchase the remaining 1,000,000 Units. As such, 333,333 Founder Shares were forfeited, resulting in 7,333,334 Founder Shares being outstanding after the partial exercise of the underwriters’ over-allotment option at December 31, 2025 and 2024. The Sponsor is not entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial business combination. If the initial business combination is not completed within 21 months from the closing of the Offering, the Sponsor will not be entitled to rights to liquidating distributions from the trust account with respect to any Founder Shares held by it.

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

Administrative Support Agreement

Commencing on the date on which the securities are first listed on the Nasdaq Global Market in September 2024, the Company agreed to reimburse the Sponsor or an affiliate thereof in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. Approximately $120,000 and $38,000, respectively, was charged to operations during the year ended December 31, 2025 and the period from May 24, 2024 (inception) to December 31, 2024, for this agreement and no amounts were payable at December 31, 2025 or 2024.

Executive Officer and Director Compensation

Also, commencing on the date on which the securities are first listed on the Nasdaq Global Market, in September 2024, the Company agreed to compensate each of its Chief Executive Officer and Chief Financial Officer $33,000 per month for their services prior to the consummation of the Company’s initial business combination, of which $16,500 per month would be payable on a current basis and the balance would be payable upon the completion of the Company’s initial business combination. In addition, the Company agreed to pay its Executive Director director fees of $33,000 per month, all of which would be payable upon the completion of the Company’s initial business combination. Approximately $1,188,000 and $380,000, respectively, was charged to operations during the year ended December 31, 2025 and for the period from May 24, 2024 (inception) to December 31, 2024 for these agreements, including approximately $792,000 and $253,000 of which for the respective periods, which is payable upon completion of an initial business combination. The total amount accrued for deferred compensation aggregated approximately $1,045,000 and $253,000, respectively, at December 31, 2025 and 2024.

Related Party Loans

On July 18, 2024, the Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of December 31, 2024, or the date on which the Company consummates the Offering. During the period from May 24, 2024 (inception) to the closing of the Offering in September 2024, the Company borrowed approximately $209,000 under the Note (all of which was borrowed in the period from May 24, 2024 (inception) to December 31, 2024). The total amount under the Note was repaid at the closing of the Offering in September 2024 leaving no balance outstanding at either December 31, 2025 or December 31, 2024. There are no further borrowings available to the Company under the Note.

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

In November 2025, the Company drew down $250,000 under the Working Capital Loan under the provisions described above, except that such notes are not convertible into Class A ordinary shares. As of December 31, 2025 the Company had $250,000 outstanding under these loans which are reported as notes payable – related party in the accompanying financial statements. At December 31, 2024, the Company had no Working Capital Loans outstanding.

Subsequent to December 31, 2025, in January 2026, the Company drew down an additional $290,000 of Working Capital Loan under the same provisions as the earlier loan including that such notes are not convertible into Class A ordinary shares.

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

At December 31, 2025 and 2024, the balance in the Trust Account was held in a money market fund meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest solely in U.S. government treasury obligations. The balance in the Trust Account is presented at fair value.

When it has them, the Company classifies its U.S. government treasury bills and equivalent securities as held-to-maturity in accordance with FASB ASC 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity U.S. government treasury bills are recorded at amortized cost and adjusted for the amortization of discounts. There are no held-to-maturity securities held by the Company at December 31, 2025.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2025 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. Since all of the Company’s permitted investments at December 31, 2025 consisted of money market funds that invest only in U.S. government treasury bills, fair values of its investment are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities as follows:

Description at December 31, 2025	Level 1
Assets:
Money market funds	$233,705,000

Description at December 31, 2024	Level 1
Assets:
Money market funds	$224,294,000

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

Note 9 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 200,000,000 Class A ordinary shares with a par value of $0.0001 per share and 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an initial business combination, it may (depending on the terms of such an initial business combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the initial business combination to the extent the Company seeks shareholder approval in connection with the initial business combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). As of December 31, 2025 and 2024, after considering 22,000,000 Class A ordinary shares which are subject to possible redemption, there are no Class A ordinary shares issued or outstanding.

The Sponsor agreed to forfeit up to an aggregate of 1,000,000 Founder Shares depending on the extent to which the over-allotment option is not exercised by the underwriters so that the Founder Shares would represent 25% of the Company’s issued and outstanding ordinary shares after the Offering. On September 12, 2024, the Company closed on the underwriters’ partial exercise of their over-allotment option for 2,000,000 Units. The underwriters forfeited their option to purchase the remaining 1,000,000 Units. As such, 333,333 Founder Shares were forfeited, resulting in 7,333,334 Founder Shares being outstanding at December 31, 2025 and December 31, 2024.

Warrants

As of December 31, 2025 and December 31, 2024, there were 22,000,000 Public Warrants outstanding to purchase 11,000,000 Class A ordinary shares and 5,500,000 Private Placement Warrants outstanding to purchase 5,500,000 Class A ordinary shares. Each whole warrant entitles the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment as described herein, at any time commencing 30 days after the completion of the initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a “cashless basis” under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrantholder may exercise its warrants only for a whole number of Class A ordinary shares. This means that only a whole warrant may be exercised at any given time by a warrantholder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation. In addition, if (x) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors (including consideration of the market price) and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “New Issuance Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day following the effective date of the registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the New Issuance Price and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the New Issuance Price.

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

For purposes of ASU 2023-07, the Company is considered to operate in one segment, seeking to identify and close a business combination. As such, our expenses consist of the costs of identifying a business combination candidate and the diligence, contractual, reporting and other obligations associated with completing such business combination as well as expenses for ongoing professional and other costs to maintain our reporting, listing, compliance and administrative requirements of being a publicly traded company. In addition to such expenses, the Company has approximately $234,705,000 of investments in Trust and such investments generate interest or dividend income.

The new information required by ASU 2023-07 includes:

●	Significant segment expenses: Our general and administrative expenses for the year ended December 31, 2025 and for the period from May 24, 2024 (inception) through December 31, 2024 were approximately $3,896,000 and $1,065,000, respectively.

●	Other segment items: Other income of approximately $9,423,000 and $3,346,000, respectively, for the three and nine months ended December 31, 2025 consists primarily of interest income on the trust account.

●	Identification of the chief operating decision maker (“CODM”): The chief operating decisions makers are the Chief Executive and Chief Financial Officers of the Company.

●	Explanation of how the CODM uses the disclose measure of segment profit or loss: The CODM works to maintain costs at a competitive level in its everyday operations. The CODM works to optimize its investment income on the limited choices of available assets based on market conditions. The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following: (a) expenses of maintaining its public reporting including accounting, auditing, legal, listing and regulatory, insurance, and (b) search for a business combination candidate, (c) diligence, financing, reporting and closing activities and (d) managing investments in the trust account in order to generate return for shareholders consistent with the regulations surrounding such investments.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after December 31, 2025, the balance sheet date, up to the date the financial statements were available to be issued. Based upon this review, other than as described below, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Subsequent to December 31, 2025, in January 2026, the Sponsor made a working capital loan to the Company of an additional $290,000 as described in Note 6.

On March 27, 2026, the Company held an extraordinary general meeting of its shareholders (the “Shareholder Meeting”), at which holders of 23,860,254 ordinary shares were present in person, virtually over the internet or by proxy, representing approximately 81.342% of the voting power of the ordinary shares as of March 2, 2026, the record date for the Shareholder Meeting, and constituting a quorum for the transaction of business at the Shareholder Meeting.   At the Shareholder Meeting, the Company shareholders approved each of the proposals submitted at the Shareholder Meeting.  In connection with the vote to approve the shareholder proposals, as of 5:00 p.m. Eastern Time, on March 25, 2026, the holders of 20,717,319 public shares properly exercised their right to redeem their shares (and did not withdraw their redemption).